Form 10-Q
period 2022-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2022-04-27
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 25, 2022, there were 71,611,509 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
•the impact of global economic conditions (including supply chain constraints, potential trade wars and sanctions and other measures imposed in response to the ongoing conflict in Ukraine) and public health crises and epidemics, such as COVID-19, on us, our customers and our suppliers, in the United States and the rest of the world;
•rates we charge and time utilization we achieve being less than anticipated;
•excess fleet in the equipment rental industry;
•inability to benefit from government spending, including spending associated with infrastructure projects;
•trends in oil and natural gas could adversely affect the demand for our services and products;
•competition from existing and new competitors;
•our significant indebtedness (which totaled $9.5 billion at March 31, 2022) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•costs we incur being more than anticipated, including as a result of inflation, and the inability to realize expected savings in the amounts or time frames planned;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$101	$144
Accounts receivable, net of allowance for doubtful accounts of $116 at March 31, 2022 and $112 at December 31, 2021	1,607	1,677
Inventory	179	164
Prepaid expenses and other assets	123	166
Total current assets	2,010	2,151
Rental equipment, net	10,604	10,560
Property and equipment, net	625	612
Goodwill	5,517	5,528
Other intangible assets, net	583	615
Operating lease right-of-use assets	792	784
Other long-term assets	38	42
Total assets	$20,169	$20,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$960	$906
Accounts payable	828	816
Accrued expenses and other liabilities	809	881
Total current liabilities	2,597	2,603
Long-term debt	8,528	8,779
Deferred taxes	2,188	2,154
Operating lease liabilities	625	621
Other long-term liabilities	147	144
Total liabilities	14,085	14,301
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,687,661 and 71,867,762 shares issued and outstanding, respectively, at March 31, 2022 and 114,434,075 and 72,420,566 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	2,535	2,567
Retained earnings	7,918	7,551
Treasury stock at cost—42,819,899 and 42,013,509 shares at March 31, 2022 and December 31, 2021, respectively	(4,219)	(3,957)
Accumulated other comprehensive loss	(151)	(171)
Total stockholders’ equity	6,084	5,991
Total liabilities and stockholders’ equity	$20,169	$20,292
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Equipment rentals	$2,175	$1,667
Sales of rental equipment	211	267
Sales of new equipment	45	49
Contractor supplies sales	29	24
Service and other revenues	64	50
Total revenues	2,524	2,057
Cost of revenues:
Cost of equipment rentals, excluding depreciation	906	715
Depreciation of rental equipment	435	375
Cost of rental equipment sales	95	164
Cost of new equipment sales	37	42
Cost of contractor supplies sales	20	17
Cost of service and other revenues	39	30
Total cost of revenues	1,532	1,343
Gross profit	992	714
Selling, general and administrative expenses	323	250
Restructuring charge	—	1
Non-rental depreciation and amortization	97	91
Operating income	572	372
Interest expense, net	94	99
Other income, net	(5)	(2)
Income before provision for income taxes	483	275
Provision for income taxes	116	72
Net income	$367	$203
Basic earnings per share	$5.07	$2.81
Diluted earnings per share	$5.05	$2.80
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$367	$203
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	17	5
Fixed price diesel swaps	3	1
Other comprehensive income	20	6
Comprehensive income (1)	$387	$209
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2022 or 2021. There was no material tax impact related to the foreign currency translation adjustments. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to 2020. In 2020 and 2021, we identified cash in our foreign operations in excess of near-term working capital needs that could no longer be considered indefinitely reinvested. As a result, our prior assertion that all undistributed earnings of our foreign subsidiaries should be considered indefinitely reinvested changed. In 2021, we remitted $203 of cash from foreign operations (such amount represents the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs). We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2022 or 2021.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				367
Foreign currency translation adjustments							17
Fixed price diesel swaps							3
Stock compensation expense, net	1		24
Shares repurchased and retired			(56)
Repurchase of common stock	(1)				1	(262)
Balance at March 31, 2022	72	$1	$2,535	$7,918	43	$(4,219)	$(151)

	Three Months Ended March 31, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				203
Foreign currency translation adjustments							5
Fixed price diesel swaps							1
Stock compensation expense, net	—		21
Shares repurchased and retired			(30)
Balance at March 31, 2021	72	$1	$2,473	$6,368	42	$(3,957)	$(140)

(1)Common stock outstanding increased by less than 1 million net shares during the year ended December 31, 2021.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$367	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532	466
Amortization of deferred financing costs and original issue discounts	3	3
Gain on sales of rental equipment	(116)	(103)
Gain on sales of non-rental equipment	(2)	(1)
Insurance proceeds from damaged equipment	(7)	(7)
Stock compensation expense, net	24	21
Restructuring charge	—	1
Increase in deferred taxes	37	3
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	76	63
(Increase) decrease in inventory	(13)	11
Decrease in prepaid expenses and other assets	61	23
Increase in accounts payable	10	96
Decrease in accrued expenses and other liabilities	(86)	(21)
Net cash provided by operating activities	886	758
Cash Flows From Investing Activities:
Purchases of rental equipment	(482)	(295)
Purchases of non-rental equipment and intangible assets	(55)	(19)
Proceeds from sales of rental equipment	211	267
Proceeds from sales of non-rental equipment	5	7
Insurance proceeds from damaged equipment	7	7
Purchases of other companies, net of cash acquired	(77)	(1)
Purchases of investments	(3)	—
Net cash used in investing activities	(394)	(34)
Cash Flows From Financing Activities:
Proceeds from debt	1,155	1,091
Payments of debt	(1,372)	(1,710)
Common stock repurchased	(318)	(30)
Net cash used in financing activities	(535)	(649)
Effect of foreign exchange rates	—	1
Net (decrease) increase in cash and cash equivalents	(43)	76
Cash and cash equivalents at beginning of period	144	202
Cash and cash equivalents at end of period	$101	$278
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$10	$6
Cash paid for interest	149	167
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2021 Form 10-K.
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
We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through March 31, 2022. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$1,797	$—	$1,797	$1,405	$—	$1,405
Re-rent revenue	49	—	49	32	—	32
Ancillary and other rental revenues:
Delivery and pick-up	—	157	157	—	116	116
Other	124	48	172	81	33	114
Total ancillary and other rental revenues	124	205	329	81	149	230
Total equipment rentals	1,970	205	2,175	1,518	149	1,667
Sales of rental equipment	—	211	211	—	267	267
Sales of new equipment	—	45	45	—	49	49
Contractor supplies sales	—	29	29	—	24	24
Service and other revenues	—	64	64	—	50	50
Total revenues	$1,970	$554	$2,524	$1,518	$539	$2,057
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2022, 75 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 71 percent of total revenues for the three months ended March 31, 2022) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $88 and $83 as of March 31, 2022 and December 31, 2021, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 78 percent of our total revenues for the three months ended March 31, 2022). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2022, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2022 and December 31, 2021. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 78 percent of our total revenues for the three months ended March 31, 2022, and these revenues account for corresponding portions of the $1.607 billion of net accounts receivable and the associated allowance for doubtful accounts of $116 reported on our condensed consolidated balance sheet as of March 31, 2022).
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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning balance	$112	$108
Charged to costs and expenses (1)	1	—
Charged to revenue (2)	8	4
Deductions and other (3)	(5)	(8)
Ending balance	$116	$104
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2022 or 2021 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2022 and 2021 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Acquisitions
On May 25, 2021, we completed the acquisition of General Finance. General Finance previously operated as Pac-Van and Container King in the U.S. and Canada, and as Royal Wolf in Australia and New Zealand, and was a leading provider of mobile storage and modular office space. Its network served diverse end-markets, including construction, commercial, industrial, retail, transportation, petrochemical, consumer, natural resources, governmental and education. As of March 31, 2021, General Finance’s rental fleet consisted of approximately 100,000 units at an original cost of approximately $650. For the 12 months ended December 31, 2020, General Finance had revenues of $342 (such amount represents General Finance’s historic revenue presented in accordance with our revenue mapping). The acquisition:
• Complemented our leading positions in general construction and industrial rentals and specialty rentals, which further differentiated us through our ability to deliver value as a one-stop-shop for customers;
• Created immediate cross-sell opportunities, and allowed us to introduce mobile storage and modular office solutions in service areas that previously were not served by General Finance; and
• Provided entry into Australia and New Zealand, with an established platform run by a seasoned management team, and with a strong growth strategy already in place.
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

Cash and cash equivalents	$13
Accounts receivable (1)	44
Inventory	36
Rental equipment	686
Property and equipment	42
Intangibles (2)	123
Operating lease right-of-use assets	59
Other assets	23
Total identifiable assets acquired	1,026
Current liabilities	(93)
Deferred taxes	(120)
Operating lease liabilities	(44)
Total liabilities assumed	(257)
Net identifiable assets acquired	769
Goodwill (3)	263
Net assets acquired	$1,032
(1)The fair value of accounts receivables acquired was $44, and the gross contractual amount was $50. We estimated that $6 would be uncollectible.
(2)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$116	7
Trade names and associated trademarks	7	5
Total	$123

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
We incurred acquisition-related costs associated with the General Finance acquisition, however no such costs were recognized during the three months ended March 31, 2022 or 2021. It is not practicable to reasonably estimate the amounts of revenue and earnings of General Finance since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired General Finance locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the General Finance acquisition as if it had been completed on January 1, 2020 (the "pro forma acquisition date”). The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects General Finance’s historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of General Finance at their respective fair values based on available information and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period, although we do not expect material future changes. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if General Finance had been included in our consolidated results for the entire period reflected:

Three Months Ended
March 31,
2021
United Rentals historic revenues	$2,057
General Finance historic revenues	89
Pro forma revenues	2,146
United Rentals historic pretax income	275
General Finance historic pretax income (loss)	15
Combined pretax income	290
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(7)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(4)
Intangible asset amortization (3)	(6)
Interest expense (4)	(3)
Elimination of historic interest (5)	5
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (6)	(4)
Pro forma pretax income	$271
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
(4) As discussed above, we funded the General Finance acquisition using drawings on our ABL facility. Interest expense was adjusted to reflect interest on the ABL facility borrowings.
(5) Historic interest on debt that is not part of the combined entity was eliminated.
(6) General Finance historically recognized changes in the valuation of bifurcated derivatives in convertible notes in its statements of operations. These historic changes were eliminated because the bifurcated derivatives are not part of the combined entity.

During 2022, we completed a series of acquisitions which were not significant individually or in the aggregate. See the condensed consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Segment Information
Our reportable segments are i) general rentals and ii) specialty. For general rentals, the divisions discussed below, which are our operating segments, are aggregated into the reportable segment. The specialty segment is a single division that is both an operating segment and a reportable segment. We believe that the divisions that are aggregated into our reportable segments have similar economic characteristics, as each division is capital intensive, offers similar products to similar customers, uses similar methods to distribute its products, and is subject to similar competitive risks. The aggregation of our divisions also reflects the management structure that we use for making operating decisions and assessing performance. We evaluate segment performance primarily based on segment equipment rentals gross profit.
The general rentals segment includes the rental of i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, ii) aerial work platforms, such as boom lifts and scissor lifts and iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of four geographic divisions—Central, Northeast, Southeast and West—and operates throughout the United States and Canada.
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

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended March 31, 2022
Equipment rentals	$1,593	$582	$2,175
Sales of rental equipment	184	27	211
Sales of new equipment	29	16	45
Contractor supplies sales	18	11	29
Service and other revenues	58	6	64
Total revenue	1,882	642	2,524
Depreciation and amortization expense	422	110	532
Equipment rentals gross profit	575	259	834
Capital expenditures	394	143	537
Three Months Ended March 31, 2021
Equipment rentals	$1,273	$394	$1,667
Sales of rental equipment	247	20	267
Sales of new equipment	42	7	49
Contractor supplies sales	16	8	24
Service and other revenues	44	6	50
Total revenue	1,622	435	2,057
Depreciation and amortization expense	380	86	466
Equipment rentals gross profit	411	166	577
Capital expenditures	284	30	314

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2022	December 31, 2021
Total reportable segment assets
General rentals	$15,947	$16,087
Specialty	4,222	4,205
Total assets	$20,169	$20,292
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2022	2021
Total equipment rentals gross profit	$834	$577
Gross profit from other lines of business	158	137
Selling, general and administrative expenses	(323)	(250)
Restructuring charge (1)	—	(1)
Non-rental depreciation and amortization	(97)	(91)
Interest expense, net	(94)	(99)
Other income, net	5	2
Income before provision for income taxes	$483	$275
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Fair Value Measurements
As of March 31, 2022 and December 31, 2021, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of March 31, 2022 and December 31, 2021. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2022 and December 31, 2021 have been calculated based upon available market information, and were as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,717	$6,672	$6,716	$7,023
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2022	December 31, 2021
Accounts Receivable Securitization Facility expiring 2022 (1) (2)	$900	$843
$3.75 billion ABL Facility expiring 2024 (1)	776	1,029
Term loan facility expiring 2025 (1)	960	962
5 1/2 percent Senior Notes due 2027 (3)	995	995
3 7/8 percent Senior Secured Notes due 2027	743	743
4 7/8 percent Senior Notes due 2028 (4)	1,661	1,660
5 1/4 percent Senior Notes due 2030	743	743
4 percent Senior Notes due 2030	743	743
3 7/8 percent Senior Notes due 2031	1,089	1,089
3 3/4 percent Senior Notes due 2032	743	743
Finance leases	135	135
Total debt	9,488	9,685
Less short-term portion (5)	(960)	(906)
Total long-term debt	$8,528	$8,779
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2022. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,905	$—	$—
Letters of credit	64
Interest rate at March 31, 2022	1.9%	1.2%	2.2%
Average month-end debt outstanding	815	874	967
Weighted-average interest rate on average debt outstanding	1.7%	1.0%	2.0%
Maximum month-end debt outstanding	891	900	968
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2022, there were $1.050 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In April 2022, URNA gave notice of its intention to redeem $500 principal amount of its 5 1/2 percent Senior Notes. The redemption is expected to take place in May 2022 at a redemption price of 102.75 percent, plus accrued and unpaid interest. The redemption will be funded using cash and borrowings under the ABL facility. Upon redemption, we expect to recognize a loss reflecting the difference between the net carrying amount and the total purchase price of the redeemed notes.
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of March 31, 2022, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.657 billion and one with a book value of $4.
(5)As of March 31, 2022, our short-term debt primarily reflected $900 of borrowings under our accounts receivable securitization facility.
Loan Covenants and Compliance
As of March 31, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income available to common stockholders	367	203
Denominator:
Denominator for basic earnings per share—weighted-average common shares	72,372	72,338
Effect of dilutive securities:
Employee stock options	4	6
Restricted stock units	308	330
Denominator for diluted earnings per share—adjusted weighted-average common shares	72,684	72,674
Basic earnings per share	$5.07	$2.81
Diluted earnings per share	$5.05	$2.80

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
We began to experience a decline in revenues in March 2020, which is when the World Health Organization characterized COVID-19 as a pandemic and when our rental volume first declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen recent evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through March 31, 2022. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets.
Our COVID-19 response plan is focused on five work-streams: 1) ensuring the safety and well-being of our employees and customers, 2) leveraging our competitive advantages to support the needs of customers, 3) aggressively managing capital expenditures, 4) controlling core operating expenses and 5) proactively managing the balance sheet with a focus on liquidity. We believe that this response plan has helped mitigate the impact of COVID-19 on our results. Our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include additional detailed COVID-19 disclosures. The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,360 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $16.0 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2022.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we consider the impact of COVID-19 on liquidity, and assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. Since December 31, 2021, total debt has decreased $197, or 2.0 percent, primarily reflecting reduced borrowings under the ABL facility. As of March 31, 2022, we had available liquidity of $3.006 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities. As discussed in note 6 to the condensed consolidated financial statements, in May 2022, we expect to redeem $500 principal amount of our 5 1/2 percent Senior Notes, using cash and borrowings under the ABL facility.
Net income. Net income and diluted earnings per share for the three months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended
	March 31,
	2022	2021
Net income	$367	$203
Diluted earnings per share	$5.05	$2.80
Net income and diluted earnings per share for the three months ended March 31, 2022 and 2021 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2022		2021
Tax rate applied to items below	25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	(37)	(0.52)	(36)	(0.50)
Impact on depreciation related to acquired fleet and property and equipment (2)	(7)	(0.10)	(1)	(0.02)
Impact of the fair value mark-up of acquired fleet (3)	(5)	(0.06)	(9)	(0.12)
Restructuring charge (4)	—	—	(1)	(0.01)

(1)This reflects the amortization of the intangible assets acquired in the major acquisitions completed since 2012 that significantly impacted our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition).
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

(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charges, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2022	2021
Net income	$367	$203
Provision for income taxes	116	72
Interest expense, net	94	99
Depreciation of rental equipment	435	375
Non-rental depreciation and amortization	97	91
EBITDA	$1,109	$840
Restructuring charge (1)	—	1
Stock compensation expense, net (2)	24	21
Impact of the fair value mark-up of acquired fleet (3)	6	11
Adjusted EBITDA	$1,139	$873
Net income margin	14.5%	9.9%
Adjusted EBITDA margin	45.1%	42.4%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$886	$758
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(3)	(3)
Gain on sales of rental equipment	116	103
Gain on sales of non-rental equipment	2	1
Insurance proceeds from damaged equipment	7	7
Restructuring charge (1)	—	(1)
Stock compensation expense, net (2)	(24)	(21)
Changes in assets and liabilities	(34)	(177)
Cash paid for interest	149	167
Cash paid for income taxes, net	10	6
EBITDA	$1,109	$840
Add back:
Restructuring charge (1)	—	1
Stock compensation expense, net (2)	24	21
Impact of the fair value mark-up of acquired fleet (3)	6	11
Adjusted EBITDA	$1,139	$873
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
For the three months ended March 31, 2022, net income increased $164, or 80.8 percent, and net income margin increased 460 basis points to 14.5 percent. For the three months ended March 31, 2022, adjusted EBITDA increased $266, or 30.5 percent, and adjusted EBITDA margin increased 270 basis points to 45.1 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, and decreased net interest expense, partially offset by an increase in income tax expense as a percentage of revenue. Equipment rentals gross margin increased year-over-year primarily due to better fixed cost absorption on higher revenue. Gross margin from sales of rental equipment increased year-over-year primarily due to improved pricing. Net interest expense decreased year-over-year primarily due to a reduction in the average cost of debt. While income tax expense increased $44, or 61 percent, year-over-year, the effective income tax rate decreased by 220 basis points, primarily reflecting the impact of state apportionment charges.
The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment. Gross margin from equipment rentals (excluding depreciation) increased 120 basis points primarily due to better fixed cost absorption on higher revenue. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 15.1 percentage points primarily due to improved pricing.
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

	Three Months Ended March 31,
	2022	2021	Change
Equipment rentals*	$2,175	$1,667	30.5%
Sales of rental equipment	211	267	(21.0)%
Sales of new equipment	45	49	(8.2)%
Contractor supplies sales	29	24	20.8%
Service and other revenues	64	50	28.0%
Total revenues	$2,524	$2,057	22.7%
*Equipment rentals variance components:
Year-over-year change in average OEC			16.4%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			13.0%
Contribution from ancillary and re-rent revenue (3)			2.6%
Total change in equipment rentals			30.5%
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
For the three months ended March 31, 2022, total revenues of $2.524 billion increased 22.7 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended March 31, 2022). Equipment rentals increased $508, or 30.5 percent, primarily due to a 16.4 percent increase in average OEC and a 13.0 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the three months ended March 31, 2021. Beginning in 2021 and continuing through March 31, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels. Sales of rental equipment decreased 21.0 percent year-over-year as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the 16.4 percentage point increase in gross margin from sales of rental equipment.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended March 31, 2022, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2022
Equipment rentals	$1,593	$582	$2,175
Sales of rental equipment	184	27	211
Sales of new equipment	29	16	45
Contractor supplies sales	18	11	29
Service and other revenues	58	6	64
Total revenue	$1,882	$642	$2,524
Three Months Ended March 31, 2021
Equipment rentals	$1,273	$394	$1,667
Sales of rental equipment	247	20	267
Sales of new equipment	42	7	49
Contractor supplies sales	16	8	24
Service and other revenues	44	6	50
Total revenue	$1,622	$435	$2,057
Equipment rentals. For the three months ended March 31, 2022, equipment rentals of $2.175 billion increased $508, or 30.5 percent, as compared to the same period in 2021, primarily due to a 16.4 percent increase in average OEC and a 13.0 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the three months ended March 31, 2021. Beginning in 2021 and continuing through March 31, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General

Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2022.
For the three months ended March 31, 2022, general rentals equipment rentals increased $320, or 25.1 percent, as compared to the same period in 2021, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, the impact of COVID-19 was more pronounced in 2021 and the broad recovery we saw as 2021 progressed has continued through March 31, 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021, which contributed to the year-over-year increase in average OEC. For the three months ended March 31, 2022, equipment rentals represented 85 percent of total revenues for the general rentals segment.
For the three months ended March 31, 2022, specialty equipment rentals increased $188, or 47.7 percent, as compared to the same period in 2021, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 29 percent. The increase in equipment rentals reflects the continuing recovery of activity across our end-markets, as well as increased average OEC, both of which are discussed above. For the three months ended March 31, 2022, equipment rentals represented 91 percent of total revenues for the specialty segment.
Sales of rental equipment. For the three months ended March 31, 2022, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2022, sales of rental equipment decreased 21.0 percent year-over-year as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the 16.4 percentage point increase in gross margin from sales of rental equipment.
Sales of new equipment. For the three months ended March 31, 2022, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2022, sales of new equipment decreased slightly year-over-year.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2022, contractor supplies sales represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2022, contractor supplies sales increased slightly year-over-year.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2022, service and other revenues represented approximately 3 percent of our total revenues. Our general rentals segment accounted for most of these sales. For the three months ended March 31, 2022, service and other revenues increased 28.0 percent year-over-year, primarily due to the more pronounced impact of COVID-19 in 2021.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2022
Equipment Rentals Gross Profit	$575	$259	$834
Equipment Rentals Gross Margin	36.1%	44.5%	38.3%
Three Months Ended March 31, 2021
Equipment Rentals Gross Profit	$411	$166	$577
Equipment Rentals Gross Margin	32.3%	42.1%	34.6%
General rentals. For the three months ended March 31, 2022, equipment rentals gross profit increased by $164, and equipment rentals gross margin increased 380 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 25.1 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.

Specialty. For the three months ended March 31, 2022, equipment rentals gross profit increased by $93, and equipment rentals gross margin increased by 240 basis points, from 2021. Gross margin increased primarily due to better fixed cost absorption on higher revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2022. As discussed above, equipment rental revenue increased 47.7 percent from 2021, including the impact of the General Finance acquisition, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Total gross margin	39.3%	34.7%	460 bps
Equipment rentals	38.3%	34.6%	370 bps
Sales of rental equipment	55.0%	38.6%	1,640 bps
Sales of new equipment	17.8%	14.3%	350 bps
Contractor supplies sales	31.0%	29.2%	180 bps
Service and other revenues	39.1%	40.0%	(90) bps
For the three months ended March 31, 2022, total gross margin increased 460 basis points from the same period in 2021. Equipment rentals gross margin increased 370 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 30.5 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets. Gross margin from sales of rental equipment increased 16.4 percentage points from the same period in 2021 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability and the more pronounced impact of COVID-19 in 2021, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended March 31, 2022).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Selling, general and administrative ("SG&A") expense	$323	$250	29.2%
SG&A expense as a percentage of revenue	12.8%	12.2%	60 bps
Restructuring charge	—	1	(100.0)%
Non-rental depreciation and amortization	97	91	6.6%
Interest expense, net	94	99	(5.1)%
Other income, net	(5)	(2)	150.0%
Provision for income taxes	116	72	61.1%
Effective tax rate	24.0%	26.2%	(220) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2022 increased from the same period in 2021 primarily due to increases in certain discretionary expenses, including travel and entertainment. Certain discretionary expenses were reduced significantly in 2020 and early 2021 due to COVID-19, and have increased more recently as rental volume has increased (as noted above, the broad recovery we saw across our end-markets as 2021 progressed has continued through March 31, 2022).
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $352. As of March 31, 2022, there were no open restructuring programs, and the total liability associated with the closed restructuring programs was $9.
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
Interest expense, net for the three months ended March 31, 2022 decreased 5.1 percent year-over-year, primarily due to a decrease in the average cost of debt.
The differences between the 2022 and 2021 effective tax rates and the federal statutory rate of 21 percent primarily reflect the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation and other deductible and nondeductible charges. The year-over-year decrease in the effective income tax rate for the three months ended March 31, 2022 primarily reflects the impact of state apportionment changes.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for 2021, and is not expected to impact our effective tax rate in 2022. As of March 31, 2022, we had deferred employer payroll taxes of $27 under the CARES Act, all of which is due in 2022.
There were no material changes from December 31, 2021 to March 31, 2022 in the assets and liabilities reflected on the balance sheet. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, and the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity.

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
On January 25, 2022, our Board of Directors authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022. As of March 31, 2022, we have repurchased $262 of Holdings' common stock under this program, which we intend to complete in 2022. Since 2012, we have repurchased a total of $4.219 billion of Holdings' common stock under our share repurchase programs (comprised of six programs that have ended and the current program).
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2022, we had cash and cash equivalents of $101. Cash equivalents at March 31, 2022 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2022:

ABL facility:
Borrowing capacity, net of letters of credit (1)	$2,905
Outstanding debt, net of debt issuance costs	776
Interest rate at March 31, 2022	1.9%
Average month-end principal amount of debt outstanding	815
Weighted-average interest rate on average debt outstanding	1.7%
Maximum month-end principal amount of debt outstanding	891
Accounts receivable securitization facility (2):
Borrowing capacity	—
Outstanding debt, net of debt issuance costs (2)	900
Interest rate at March 31, 2022	1.2%
Average month-end principal amount of debt outstanding	874
Weighted-average interest rate on average debt outstanding	1.0%
Maximum month-end principal amount of debt outstanding	900
 ___________________
(1)As discussed in note 6 to the condensed consolidated financial statements, in May 2022, we expect to redeem $500 principal amount of our 5 1/2 percent Senior Notes, using cash and borrowings under the ABL facility.
(2)The accounts receivable securitization facility expires on June 24, 2022 and may be further extended on a 364-day basis by mutual agreement with the purchasers under the facility. If the facility is not extended, we believe we have sufficient liquidity, which, as noted above, was $3.006 billion as of March 31, 2022, to repay the outstanding debt.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 25, 2022 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

Loan Covenants and Compliance. As of March 31, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2022, we (i) generated cash from operating activities of $886 and (ii) generated cash from the sale of rental and non-rental equipment of $216. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $537, (ii) purchase other companies for $77, (iii) make debt payments, net of proceeds, of $217 and (iv) purchase shares of our common stock for $318. During the three months ended March 31, 2021, we (i) generated cash from operating activities of $758 and (ii) generated cash from the sale of rental and non-rental equipment of $274. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $314, (ii) make debt payments, net of proceeds, of $619 and (iii) purchase shares of our common stock for $30.
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

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$886	$758
Purchases of rental equipment	(482)	(295)
Purchases of non-rental equipment and intangible assets	(55)	(19)
Proceeds from sales of rental equipment	211	267
Proceeds from sales of non-rental equipment	5	7
Insurance proceeds from damaged equipment	7	7
Free cash flow	$572	$725
Free cash flow for the three months ended March 31, 2022 was $572, a decrease of $153 as compared to $725 for the three months ended March 31, 2021. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $243 year-over-year.
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
Information Regarding Guarantors of URNA Indebtedness
URNA is 100 percent owned by Holdings and has certain outstanding indebtedness that is guaranteed by both Holdings and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), captive insurance subsidiary and immaterial subsidiaries acquired in connection with the General Finance acquisition, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by our Canadian subsidiary of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries, the SPV, captive insurance subsidiary or immaterial subsidiaries acquired in connection with the General Finance acquisition (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Holdings’ other subsidiaries. Holdings consolidates each of URNA and the guarantor subsidiaries in its consolidated financial statements. URNA and the guarantor subsidiaries are all 100 percent-owned and controlled by Holdings. Holdings’ guarantees of URNA’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Holdings guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2022, the indebtedness of our non-guarantors was comprised of (i) $900 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $145 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2022, the amount available for distribution under the most restrictive of these covenants was $1.491 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of March 31, 2022, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $5.472 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2022
Current assets	$332
Long-term assets	18,344
Total assets	18,676
Current liabilities	1,522
Long-term liabilities	11,070
Total liabilities	12,592
Three Months Ended March 31, 2022
Total revenues	$2,258
Gross profit	891
Net income	367

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2022, we had an aggregate of $2.6 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2022 under these facilities. As of March 31, 2022, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $20 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2022, we had an aggregate of $6.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2022 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the three months ended March 31, 2022, our foreign subsidiaries accounted for $263, or 10 percent, of our total revenue of $2.524 billion, and $37, or 8 percent, of our total pretax income of $483. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2021 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2021 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2022 to January 31, 2022	97,833	(1)	$310.17	—
February 1, 2022 to February 28, 2022	370,811	(1)	$316.56	369,917
March 1, 2022 to March 31, 2022	513,789	(1)	$329.83	436,473
Total	982,433		$322.86	806,390	$738,022,677
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 25, 2022, our Board authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022 and is expected to be completed in 2022.

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

10(a)*	Restricted Stock Unit Agreement by and between United Rentals, Inc. and Jeffrey Fenton, dated March 3, 2022

10(b)*	Consulting Agreement by and between United Rentals, Inc. and Devonshire Advisors, LLC, dated March 30, 2022, and affirmation of Jeffrey Fenton

22*	Subsidiary Guarantors

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 27, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 27, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer