Form 10-Q
period 2022-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2022-07-27
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 25, 2022, there were 69,985,365 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
•uncertainty regarding the ongoing impact of existing and emerging variant strains of the coronavirus (COVID-19) on global economic conditions, and regarding the length of time it will take for the COVID-19 pandemic to ultimately subside or become viewed as endemic. Uncertainty remains regarding the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the time it will take for the pandemic to subside will also be impacted by measures that may in the future be implemented to protect public health;
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
•trends in oil and natural gas, including significant increases in the prices of oil or natural gas, could adversely affect the demand for our services and products;
•competition from existing and new competitors;
•our significant indebtedness (which totaled $9.8 billion at June 30, 2022) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
•inability to refinance our indebtedness on terms that are favorable to us, including as a result of volatility and uncertainty in capital markets or increases in interest rates, or at all;
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
•risks related to our ability to meet our environmental and social goals, including our greenhouse gas intensity reduction goal;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$68	$144
Accounts receivable, net of allowance for doubtful accounts of $117 at June 30, 2022 and $112 at December 31, 2021	1,744	1,677
Inventory	199	164
Prepaid expenses and other assets	153	166
Total current assets	2,164	2,151
Rental equipment, net	11,029	10,560
Property and equipment, net	641	612
Goodwill	5,610	5,528
Other intangible assets, net	533	615
Operating lease right-of-use assets	802	784
Other long-term assets	41	42
Total assets	$20,820	$20,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$60	$906
Accounts payable	1,065	816
Accrued expenses and other liabilities	898	881
Total current liabilities	2,023	2,603
Long-term debt	9,761	8,779
Deferred taxes	2,204	2,154
Operating lease liabilities	633	621
Other long-term liabilities	153	144
Total liabilities	14,774	14,301
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,704,863 and 70,112,526 shares issued and outstanding, respectively, at June 30, 2022 and 114,434,075 and 72,420,566 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	2,570	2,567
Retained earnings	8,411	7,551
Treasury stock at cost—44,592,337 and 42,013,509 shares at June 30, 2022 and December 31, 2021, respectively	(4,719)	(3,957)
Accumulated other comprehensive loss	(217)	(171)
Total stockholders’ equity	6,046	5,991
Total liabilities and stockholders’ equity	$20,820	$20,292
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$2,462	$1,951	$4,637	$3,618
Sales of rental equipment	164	194	375	461
Sales of new equipment	38	57	83	106
Contractor supplies sales	33	27	62	51
Service and other revenues	74	58	138	108
Total revenues	2,771	2,287	5,295	4,344
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,002	815	1,908	1,530
Depreciation of rental equipment	457	385	892	760
Cost of rental equipment sales	67	110	162	274
Cost of new equipment sales	31	48	68	90
Cost of contractor supplies sales	23	19	43	36
Cost of service and other revenues	41	35	80	65
Total cost of revenues	1,621	1,412	3,153	2,755
Gross profit	1,150	875	2,142	1,589
Selling, general and administrative expenses	343	301	666	551
Merger related costs	—	3	—	3
Restructuring charge	1	—	1	1
Non-rental depreciation and amortization	91	90	188	181
Operating income	715	481	1,287	853
Interest expense, net	113	100	207	199
Other (income) expense, net	(6)	4	(11)	2
Income before provision for income taxes	608	377	1,091	652
Provision for income taxes	115	84	231	156
Net income	$493	$293	$860	$496
Basic earnings per share	$6.91	$4.03	$11.97	$6.85
Diluted earnings per share	$6.90	$4.02	$11.93	$6.82
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$493	$293	$860	$496
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(66)	23	(49)	28
Fixed price diesel swaps	—	—	3	1
Other comprehensive (loss) income	(66)	23	(46)	29
Comprehensive income (1)	$427	$316	$814	$525
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2022	72	$1	$2,535	$7,918	43	$(4,219)	$(151)
Net income				493
Foreign currency translation adjustments							(66)
Stock compensation expense, net	—		36
Shares repurchased and retired			(1)
Repurchase of common stock	(2)				2	(500)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)

	Three Months Ended June 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2021	72	$1	$2,473	$6,368	42	$(3,957)	$(140)
Net income				293
Foreign currency translation adjustments							23
Stock compensation expense, net	—		35
Shares repurchased and retired			(2)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)

	Six Months Ended June 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				860
Foreign currency translation adjustments							(49)
Fixed price diesel swaps							3
Stock compensation expense, net	1		60
Shares repurchased and retired			(57)
Repurchase of common stock	(3)				3	(762)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)

	Six Months Ended June 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				496
Foreign currency translation adjustments							28
Fixed price diesel swaps							1
Stock compensation expense, net	—		56
Shares repurchased and retired			(32)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)

(1)Common stock outstanding increased by less than one million net shares during the year ended December 31, 2021.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$860	$496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,080	941
Amortization of deferred financing costs and original issue discounts	6	6
Gain on sales of rental equipment	(213)	(187)
Gain on sales of non-rental equipment	(4)	(4)
Insurance proceeds from damaged equipment	(17)	(14)
Stock compensation expense, net	60	56
Merger related costs	—	3
Restructuring charge	1	1
Loss on repurchase/redemption of debt securities	17	—
Increase in deferred taxes	64	73
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(59)	(18)
(Increase) decrease in inventory	(36)	2
Decrease in prepaid expenses and other assets	39	210
Increase in accounts payable	251	385
Decrease in accrued expenses and other liabilities	(9)	(16)
Net cash provided by operating activities	2,040	1,934
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,354)	(1,208)
Purchases of non-rental equipment and intangible assets	(123)	(53)
Proceeds from sales of rental equipment	375	461
Proceeds from sales of non-rental equipment	9	14
Insurance proceeds from damaged equipment	17	14
Purchases of other companies, net of cash acquired	(312)	(1,435)
Purchases of investments	(4)	(1)
Net cash used in investing activities	(1,392)	(2,208)
Cash Flows From Financing Activities:
Proceeds from debt	3,239	3,768
Payments of debt	(3,133)	(3,338)
Common stock repurchased	(819)	(32)
Payments of financing costs	(9)	—
Net cash (used in) provided by financing activities	(722)	398
Effect of foreign exchange rates	(2)	10
Net (decrease) increase in cash and cash equivalents	(76)	134
Cash and cash equivalents at beginning of period	144	202
Cash and cash equivalents at end of period	$68	$336
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$152	$108
Cash paid for interest	188	195
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

COVID-19
The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the ongoing impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy. Uncertainty also remains regarding the length of time it will take for the COVID-19 pandemic to ultimately subside or become viewed as endemic, which will be impacted by the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and by measures that may in the future be implemented to protect public health. The health and safety of our employees and customers remains our top priority, and we have implemented a detailed COVID-19 response plan, which is explained in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and which we believe helped mitigate the impact of COVID-19 on our results.
We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen continuing evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through June 30, 2022. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,018	$—	$2,018	$1,635	$—	$1,635
Re-rent revenue	55	—	55	42	—	42
Ancillary and other rental revenues:
Delivery and pick-up	—	205	205	—	148	148
Other	142	42	184	100	26	126
Total ancillary and other rental revenues	142	247	389	100	174	274
Total equipment rentals	2,215	247	2,462	1,777	174	1,951
Sales of rental equipment	—	164	164	—	194	194
Sales of new equipment	—	38	38	—	57	57
Contractor supplies sales	—	33	33	—	27	27
Service and other revenues	—	74	74	—	58	58
Total revenues	$2,215	$556	$2,771	$1,777	$510	$2,287

	Six Months Ended June 30,
		2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$3,815	$—	$3,815	$3,040	$—	$3,040
Re-rent revenue	104	—	104	74	—	74
Ancillary and other rental revenues:
Delivery and pick-up	—	362	362	—	264	264
Other	266	90	356	181	59	240
Total ancillary and other rental revenues	266	452	718	181	323	504
Total equipment rentals	4,185	452	4,637	3,295	323	3,618
Sales of rental equipment	—	375	375	—	461	461
Sales of new equipment	—	83	83	—	106	106
Contractor supplies sales	—	62	62	—	51	51
Service and other revenues	—	138	138	—	108	108
Total revenues	$4,185	$1,110	$5,295	$3,295	$1,049	$4,344
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2022, 74 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 72 percent of total revenues for the six months ended June 30, 2022) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $104 and $83 as of June 30, 2022 and December 31, 2021, respectively.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 79 percent of our total revenues for the six months ended June 30, 2022). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2022, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2022 and December 31, 2021. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 79 percent of our total revenues for the six months ended June 30, 2022, and these revenues account for corresponding portions of the $1.744 billion of net accounts receivable and the associated allowance for doubtful accounts of $117 reported on our condensed consolidated balance sheet as of June 30, 2022).
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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$116	$104	$112	$108
Charged to costs and expenses (1)	2	2	3	2
Charged to revenue (2)	9	5	17	9
Deductions and other (3)	(10)	1	(15)	(7)
Ending balance	$117	$112	$117	$112
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2022 or 2021 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three or six months ended June 30, 2022 and 2021 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2022.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$13
Accounts receivable (1)	44
Inventory	36
Rental equipment	682
Property and equipment	42
Intangibles (2)	123
Operating lease right-of-use assets	59
Other assets	23
Total identifiable assets acquired	1,022
Current liabilities	(92)
Deferred taxes	(118)
Operating lease liabilities	(44)
Total liabilities assumed	(254)
Net identifiable assets acquired	768
Goodwill (3)	264
Net assets acquired	$1,032
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
(3)All of the goodwill was assigned to our specialty segment. The level of goodwill that resulted from the acquisition is primarily reflective of General Finance's going-concern value, the value of General Finance's assembled

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

workforce and new customer relationships expected to arise from the acquisition. $28 of goodwill is expected to be deductible for income tax purposes.
The three and six months ended June 30, 2021 included General Finance acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
It is not practicable to reasonably estimate the amounts of revenue and earnings of General Finance since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired General Finance locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the General Finance acquisition as if it had been completed on January 1, 2020 (the "pro forma acquisition date”). The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects General Finance’s historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of General Finance at their respective fair values and to give effect to the financing for the acquisition. The table below presents unaudited pro forma consolidated income statement information as if General Finance had been included in our consolidated results for the entire period reflected:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
United Rentals historic revenues	$2,287	$4,344
General Finance historic revenues	55	144
Pro forma revenues	2,342	4,488
United Rentals historic pretax income	377	652
General Finance historic pretax (loss) income	(6)	9
Combined pretax income	371	661
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(4)	(11)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(2)	(6)
Intangible asset amortization (3)	(6)	(12)
Interest expense (4)	(3)	(6)
Elimination of historic interest (5)	18	23
Elimination of merger related costs (6)	12	12
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (7)	(12)	(16)
Pro forma pretax income	$374	$645
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
(5) Historic interest on debt that is not part of the combined entity was eliminated. The adjustment for the three and six months ended June 30, 2021 includes a debt redemption loss of $12.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the General Finance acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustments for the three and six months ended June 30, 2021 include $9 of merger related costs recognized by General Finance prior to the acquisition.
(7) General Finance historically recognized changes in the valuation of bifurcated derivatives in convertible notes in its statements of operations. These historic changes were eliminated because the bifurcated derivatives are not part of the combined entity.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended June 30, 2022
Equipment rentals	$1,787	$675	$2,462
Sales of rental equipment	138	26	164
Sales of new equipment	17	21	38
Contractor supplies sales	22	11	33
Service and other revenues	63	11	74
Total revenue	2,027	744	2,771
Depreciation and amortization expense	428	120	548
Equipment rentals gross profit	691	312	1,003
Three Months Ended June 30, 2021
Equipment rentals	$1,466	$485	$1,951
Sales of rental equipment	166	28	194
Sales of new equipment	38	19	57
Contractor supplies sales	18	9	27
Service and other revenues	50	8	58
Total revenue	1,738	549	2,287
Depreciation and amortization expense	392	83	475
Equipment rentals gross profit	526	225	751
Six Months Ended June 30, 2022
Equipment rentals	$3,380	$1,257	$4,637
Sales of rental equipment	322	53	375
Sales of new equipment	46	37	83
Contractor supplies sales	40	22	62
Service and other revenues	121	17	138
Total revenue	3,909	1,386	5,295
Depreciation and amortization expense	850	230	1,080
Equipment rentals gross profit	1,266	571	1,837
Capital expenditures	1,094	383	1,477
Six Months Ended June 30, 2021
Equipment rentals	$2,739	$879	$3,618
Sales of rental equipment	413	48	461
Sales of new equipment	80	26	106
Contractor supplies sales	34	17	51
Service and other revenues	94	14	108
Total revenue	3,360	984	4,344
Depreciation and amortization expense	772	169	941
Equipment rentals gross profit	937	391	1,328
Capital expenditures	1,116	145	1,261

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2022	December 31, 2021
Total reportable segment assets
General rentals	$16,513	$16,087
Specialty	4,307	4,205
Total assets	$20,820	$20,292
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total equipment rentals gross profit	$1,003	$751	$1,837	$1,328
Gross profit from other lines of business	147	124	305	261
Selling, general and administrative expenses	(343)	(301)	(666)	(551)
Merger related costs (1)	—	(3)	—	(3)
Restructuring charge (2)	(1)	—	(1)	(1)
Non-rental depreciation and amortization	(91)	(90)	(188)	(181)
Interest expense, net	(113)	(100)	(207)	(199)
Other income (expense), net	6	(4)	11	(2)
Income before provision for income taxes	$608	$377	$1,091	$652
 ___________________
(1)Reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Fair Value Measurements
As of June 30, 2022 and December 31, 2021, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL, accounts receivable securitization and term loan facilities and finance leases approximated their book values as of June 30, 2022 and December 31, 2021. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2022 and December 31, 2021 have been calculated based upon available market information, and were as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,222	$5,621	$6,716	$7,023
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2022	December 31, 2021
Accounts Receivable Securitization Facility expiring 2024 (1) (2)	$901	$843
$4.25 billion ABL Facility expiring 2027 (1) (3)	1,610	1,029
Term loan facility expiring 2025 (1)	958	962
5 1/2 percent Senior Notes due 2027 (4)	498	995
3 7/8 percent Senior Secured Notes due 2027	744	743
4 7/8 percent Senior Notes due 2028 (5)	1,661	1,660
5 1/4 percent Senior Notes due 2030	744	743
4 percent Senior Notes due 2030	743	743
3 7/8 percent Senior Notes due 2031	1,089	1,089
3 3/4 percent Senior Notes due 2032	743	743
Finance leases	130	135
Total debt	9,821	9,685
Less short-term portion (6)	(60)	(906)
Total long-term debt	$9,761	$8,779
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2022. The repurchase facility discussed below (see "Repurchase Facility") is excluded because we entered into the facility in 2022 and had not borrowed under the facility as of June 30, 2022. There is no borrowing capacity under this repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,564	$198	$—
Letters of credit	65
Interest rate at June 30, 2022	2.7%	2.2%	3.4%
Average month-end debt outstanding	1,036	887	965
Weighted-average interest rate on average debt outstanding	2.1%	1.4%	2.5%
Maximum month-end debt outstanding	1,621	902	968
(2)In June 2022, the accounts receivable securitization facility was amended, primarily to increase the facility size, extend the maturity date and transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). The size of the facility, which expires on June 24, 2024, was increased to $1.1 billion. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. See below ("Repurchase Facility") for a discussion of the uncommitted repurchase facility that URNA entered into in connection with the accounts receivable securitization facility amendment. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2022, there were $1.180 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In June 2022, the ABL facility was amended, primarily to increase the facility size, extend the maturity date and transition to a SOFR-based interest rate. The size of the facility, which expires on June 30, 2027, was increased to $4.25 billion.
(4)In May 2022, URNA redeemed $500 principal amount of its 5 1/2 percent Senior Notes. Upon redemption, we recognized a loss of $16, which reflected the difference between the net carrying amount and the total purchase price of the redeemed notes.
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of June 30, 2022, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.657 billion and one with a book value of $4.
(6)As of June 30, 2022, short-term debt primarily reflected the short-term portion of our finance leases. As of December 31, 2021, short-term debt primarily reflected borrowings under our accounts receivable securitization facility. As discussed

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

above, in June 2022, the accounts receivable securitization facility was extended to June 2024, and it was not a short-term debt instrument as of June 30, 2022.
Repurchase Facility
In June 2022, URNA entered into an uncommitted repurchase facility (the “Repurchase Facility”) pursuant to which it may obtain short-term financing in an amount up to $100, secured by a subordinated note issued to URNA by our U.S. special purpose vehicle which holds receivable assets relating to our accounts receivable securitization facility. Any such repurchase transaction will have a one-month maturity unless terminated earlier as a result of a termination event under the accounts receivable securitization facility or the occurrence of any other event of default under the Repurchase Facility. The Company will guarantee the obligations of URNA under the Repurchase Facility. The Repurchase Facility is scheduled to expire on June 23, 2023 unless extended by the mutual consent of the parties to the Repurchase Facility agreement. As of June 30, 2022, there were no outstanding borrowings under the Repurchase Facility.
Loan Covenants and Compliance
As of June 30, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$493	$293	860	496
Denominator:
Denominator for basic earnings per share—weighted-average common shares	71,221	72,455	71,793	72,397
Effect of dilutive securities:
Employee stock options	4	4	4	5
Restricted stock units	129	258	218	291
Denominator for diluted earnings per share—adjusted weighted-average common shares	71,354	72,717	72,015	72,693
Basic earnings per share	$6.91	$4.03	$11.97	$6.85
Diluted earnings per share	$6.90	$4.02	$11.93	$6.82

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
COVID-19
As discussed in note 1 to our condensed consolidated financial statements, the COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the ongoing impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy. Uncertainty also remains regarding the length of time it will take for the COVID-19 pandemic to ultimately subside or become viewed as endemic, which will be impacted by the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and by measures that may in the future be implemented to protect public health.
We began to experience a decline in revenues in March 2020, which is when the World Health Organization characterized COVID-19 as a pandemic and when our rental volume first declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen continuing evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through June 30, 2022. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets.
Our COVID-19 response plan is focused on five work-streams: 1) ensuring the safety and well-being of our employees and customers, 2) leveraging our competitive advantages to support the needs of customers, 3) aggressively managing capital expenditures, 4) controlling core operating expenses and 5) proactively managing the balance sheet with a focus on liquidity. We believe that this response plan has helped mitigate the impact of COVID-19 on our results. Our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q include additional detailed COVID-19 disclosures. The most detailed disclosures addressing COVID-19 are in the filings for 2021 and 2020, when COVID-19 had the most pronounced impact on our business. The impact of COVID-19 on our business is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,390 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $16.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 88 percent of total revenues for the six months ended June 30, 2022.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2022, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Redeemed $500 principal amount of our 5 1/2 percent Senior Notes due 2027;
•Amended and extended our accounts receivable securitization facility, including an increase in the size of the facility from $900 to $1.1 billion. The facility expires in June 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility;
•Amended and extended our ABL facility, including an increase in the size of the facility from $3.75 billion to $4.25 billion. The facility expires in June 2027; and
•Entered into an uncommitted repurchase facility pursuant to which we may obtain short-term financing in an amount up to $100. See note 6 to the condensed consolidated financial statements for further detail.
As of June 30, 2022, we had available liquidity of $2.830 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$493	$293	$860	$496
Diluted earnings per share	$6.90	$4.02	$11.93	$6.82
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Tax rate applied to items below	25.3%		25.4%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(2)	$(0.03)	$—	$—	$(2)	$(0.03)
Merger related intangible asset amortization (2)	(32)	(0.45)	(34)	(0.48)	(69)	(0.96)	(70)	(0.97)
Impact on depreciation related to acquired fleet and property and equipment (3)	(19)	(0.26)	(1)	(0.01)	(26)	(0.36)	(2)	(0.03)
Impact of the fair value mark-up of acquired fleet (4)	(3)	(0.05)	(6)	(0.08)	(8)	(0.12)	(15)	(0.20)
Restructuring charge (5)	—	—	—	—	—	(0.01)	(1)	(0.01)
Asset impairment charge (6)	(2)	(0.02)	(3)	(0.04)	(2)	(0.02)	(3)	(0.04)
Loss on repurchase/redemption of debt securities (7)	(13)	(0.18)	—	—	(13)	(0.18)	—	—

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
(6)This reflects write-offs of leasehold improvements and other fixed assets.
(7)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the merger related costs, restructuring charges, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.

The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$493	$293	$860	$496
Provision for income taxes	115	84	231	156
Interest expense, net	113	100	207	199
Depreciation of rental equipment	457	385	892	760
Non-rental depreciation and amortization	91	90	188	181
EBITDA	$1,269	$952	$2,378	$1,792
Merger related costs (1)	—	3	—	3
Restructuring charge (2)	1	—	1	1
Stock compensation expense, net (3)	36	35	60	56
Impact of the fair value mark-up of acquired fleet (4)	5	9	11	20
Adjusted EBITDA	$1,311	$999	$2,450	$1,872
Net income margin	17.8%	12.8%	16.2%	11.4%
Adjusted EBITDA margin	47.3%	43.7%	46.3%	43.1%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$2,040	$1,934
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(6)	(6)
Gain on sales of rental equipment	213	187
Gain on sales of non-rental equipment	4	4
Insurance proceeds from damaged equipment	17	14
Merger related costs (1)	—	(3)
Restructuring charge (2)	(1)	(1)
Stock compensation expense, net (3)	(60)	(56)
Loss on repurchase/redemption of debt securities (5)	(17)	—
Changes in assets and liabilities	(152)	(584)
Cash paid for interest	188	195
Cash paid for income taxes, net	152	108
EBITDA	$2,378	$1,792
Add back:
Merger related costs (1)	—	3
Restructuring charge (2)	1	1
Stock compensation expense, net (3)	60	56
Impact of the fair value mark-up of acquired fleet (4)	11	20
Adjusted EBITDA	$2,450	$1,872
 ___________________
(1)This reflects transaction costs associated with the General Finance acquisition discussed above. Merger related costs only include costs associated with major acquisitions. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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
For the three months ended June 30, 2022, net income increased $200, or 68.3 percent, and net income margin increased 500 basis points to 17.8 percent. For the three months ended June 30, 2022, adjusted EBITDA increased $312, or 31.2 percent, and adjusted EBITDA margin increased 360 basis points to 47.3 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, reductions in selling, general and administrative ("SG&A") expense and non-rental depreciation and amortization as a percentage of revenue and lower net interest expense, excluding debt redemption losses, partially offset by higher income tax expense as a percentage of revenue and debt redemption losses of $17 recognized in the three months ended June 30, 2022. The increased gross margin from sales of rental equipment sales primarily reflected improved pricing. The higher gross margin from equipment rentals and the favorable margin impact of SG&A expense and non-rental depreciation and amortization all reflected better fixed cost absorption on higher revenue. Net interest expense, excluding debt redemption losses, decreased primarily due to a reduction in the average cost of debt. While income tax expense increased $31, or 36.9 percent, year-over-year, the effective income tax rate decreased by 340 basis points to 18.9 percent primarily due to aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the three months ended June 30, 2022.
The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment, reduced SG&A expense as a percentage of revenue and an increase in the proportion of revenue from higher margin (excluding depreciation) equipment rentals. Gross margin from equipment rentals (excluding depreciation) increased 110 basis points primarily due to better fixed cost absorption on higher revenue. SG&A expense also benefited from better fixed cost absorption. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 14.3 percentage points primarily due to improved pricing.
For the six months ended June 30, 2022, net income increased $364, or 73.4 percent, and net income margin increased 480 basis points to 16.2 percent. For the six months ended June 30, 2022, adjusted EBITDA increased $578, or 30.9 percent, and adjusted EBITDA margin increased 320 basis points to 46.3 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, reduced non-rental depreciation and amortization as a percentage of revenue and lower net interest expense, excluding debt redemption losses, partially offset by higher income tax expense as a percentage of revenue and debt redemption losses of $17 recognized in the six months ended June 30, 2022. Gross margin from sales of rental equipment increased year-over-year primarily due to improved pricing. The higher gross margin from equipment rentals and the favorable margin impact of non-rental depreciation and amortization both reflected better fixed cost absorption on higher revenue. Net interest expense, excluding debt redemption losses, decreased year-over-year primarily due to a reduction in the average cost of debt. While income tax expense increased $75, or 48.1 percent, year-over-year, the effective income tax rate decreased by 270 basis points, primarily due to realigning the legal entity structure in Australia and New Zealand as discussed above.
The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment, and an increase in the proportion of revenue from higher margin (excluding depreciation) equipment rental. Gross margin from equipment rentals (excluding depreciation) increased 120 basis points primarily due to better fixed cost absorption on higher revenue. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 14.8 percentage points primarily due to improved pricing.
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

The table below includes the components of the year-over-year change in rental revenue using the fleet productivity methodology.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Equipment rentals*	$2,462	$1,951	26.2%	$4,637	$3,618	28.2%
Sales of rental equipment	164	194	(15.5)%	375	461	(18.7)%
Sales of new equipment	38	57	(33.3)%	83	106	(21.7)%
Contractor supplies sales	33	27	22.2%	62	51	21.6%
Service and other revenues	74	58	27.6%	138	108	27.8%
Total revenues	$2,771	$2,287	21.2%	$5,295	$4,344	21.9%
*Equipment rentals variance components:
Year-over-year change in average OEC			13.6%			15.0%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			11.3%			12.0%
Contribution from ancillary and re-rent revenue (3)			2.8%			2.7%
Total change in equipment rentals			26.2%			28.2%
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
For the three months ended June 30, 2022, total revenues of $2.771 billion increased 21.2 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended June 30, 2022). Equipment rentals increased $511, or 26.2 percent, primarily due to a 13.6 percent increase in average OEC and an 11.3 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the three months ended June 30, 2021. Beginning in 2021 and continuing through June 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the six months ended June 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to approximate the expenditures in 2021. Sales of rental equipment decreased 15.5 percent year-over-year as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the 15.8 percentage point increase in gross margin from sales of rental equipment.
For the six months ended June 30, 2022, total revenues of $5.295 billion increased 21.9 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the six months ended June 30, 2022). Equipment rentals increased $1.019 billion, or 28.2 percent, primarily due to a 15.0 percent increase in average OEC and a 12.0 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the six months ended June 30, 2021. Beginning in 2021 and continuing through June 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the six months ended June 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to approximate the expenditures in 2021. Sales of rental equipment decreased 18.7 percent year-over-year as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the 16.2 percentage point increase in gross margin from sales of rental equipment.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended June 30, 2022, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2022
Equipment rentals	$1,787	$675	$2,462
Sales of rental equipment	138	26	164
Sales of new equipment	17	21	38
Contractor supplies sales	22	11	33
Service and other revenues	63	11	74
Total revenue	$2,027	$744	$2,771
Three Months Ended June 30, 2021
Equipment rentals	$1,466	$485	$1,951
Sales of rental equipment	166	28	194
Sales of new equipment	38	19	57
Contractor supplies sales	18	9	27
Service and other revenues	50	8	58
Total revenue	$1,738	$549	$2,287
Six Months Ended June 30, 2022
Equipment rentals	$3,380	$1,257	$4,637
Sales of rental equipment	322	53	375
Sales of new equipment	46	37	83
Contractor supplies sales	40	22	62
Service and other revenues	121	17	138
Total revenue	$3,909	$1,386	$5,295
Six Months Ended June 30, 2021
Equipment rentals	$2,739	$879	$3,618
Sales of rental equipment	413	48	461
Sales of new equipment	80	26	106
Contractor supplies sales	34	17	51
Service and other revenues	94	14	108
Total revenue	$3,360	$984	$4,344
Equipment rentals. For the three months ended June 30, 2022, equipment rentals of $2.462 billion increased $511, or 26.2 percent, as compared to the same period in 2021, primarily due to a 13.6 percent increase in average OEC and an 11.3 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the three months ended June 30, 2021. Beginning in 2021 and continuing through June 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the six months ended June 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to approximate the expenditures in 2021. Equipment rentals represented 89 percent of total revenues for the three months ended June 30, 2022.
For the six months ended June 30, 2022, equipment rentals of $4.637 billion increased $1.019 billion, or 28.2 percent, as compared to the same period in 2021, primarily due to a 15.0 percent increase in average OEC and a 12.0 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the six months ended June 30, 2021. Beginning in 2021 and continuing through June 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the six months ended June 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to approximate the expenditures in 2021. Equipment rentals represented 88 percent of total revenues for the six months ended June 30, 2022.
For the three months ended June 30, 2022, general rentals equipment rentals increased $321, or 21.9 percent, as compared to the same period in 2021, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, the impact of COVID-19 was more pronounced in 2021 and the broad recovery we saw as 2021 progressed has continued through June 30, 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021, which contributed to the year-over-year increase in average OEC. For the three months ended June 30, 2022, equipment rentals represented 88 percent of total revenues for the general rentals segment.
For the six months ended June 30, 2022, general rentals equipment rentals increased $641, or 23.4 percent, as compared to the same period in 2021, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, the impact of COVID-19 was more pronounced in 2021 and the broad recovery we saw as 2021 progressed has continued through June 30, 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021, which contributed to the year-over-year increase in average OEC. For the six months ended June 30, 2022, equipment rentals represented 86 percent of total revenues for the general rentals segment.
For the three months ended June 30, 2022, specialty equipment rentals increased $190, or 39.2 percent, as compared to the same period in 2021, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 29 percent. The increase in equipment rentals reflects the continuing recovery of activity across our end-markets, as well as increased average OEC, both of which are discussed above. For the three months ended June 30, 2022, equipment rentals represented 91 percent of total revenues for the specialty segment.
For the six months ended June 30, 2022, specialty equipment rentals increased $378, or 43.0 percent, as compared to the same period in 2021, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 29 percent. The increase in equipment rentals reflects the continuing recovery of activity across our end-markets, as well as increased average OEC, both of which are discussed above. For the six months ended June 30, 2022, equipment rentals represented 91 percent of total revenues for the specialty segment.
Sales of rental equipment. For the six months ended June 30, 2022, sales of rental equipment represented approximately 7 percent of our total revenues. For the three and six months ended June 30, 2022, sales of rental equipment decreased 15.5 percent and 18.7 percent year-over-year, respectively, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the increases in gross margin from sales of rental equipment of 15.8 percentage points and 16.2 percentage points for the three and six months ended June 30, 2022, respectively.
Sales of new equipment. For the six months ended June 30, 2022, sales of new equipment represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2022, sales of new equipment decreased 33.3 percent and 21.7 percent year-over-year, respectively, primarily due to supply chain constraints.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2022, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and six months ended June 30, 2022, contractor supplies sales increased slightly year-over-year.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2022, service and other revenues represented approximately 3 percent of our total revenues. For the three and six months ended June 30, 2022, service and other revenues increased 27.6 percent and 27.8 percent year-over-year, respectively, primarily due to growth initiatives.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2022
Equipment Rentals Gross Profit	$691	$312	$1,003
Equipment Rentals Gross Margin	38.7%	46.2%	40.7%
Three Months Ended June 30, 2021
Equipment Rentals Gross Profit	$526	$225	$751
Equipment Rentals Gross Margin	35.9%	46.4%	38.5%
Six Months Ended June 30, 2022
Equipment Rentals Gross Profit	$1,266	$571	$1,837
Equipment Rentals Gross Margin	37.5%	45.4%	39.6%
Six Months Ended June 30, 2021
Equipment Rentals Gross Profit	$937	$391	$1,328
Equipment Rentals Gross Margin	34.2%	44.5%	36.7%
General rentals. For the three months ended June 30, 2022, equipment rentals gross profit increased by $165, and equipment rentals gross margin increased 280 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 21.9 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
For the six months ended June 30, 2022, equipment rentals gross profit increased by $329, and equipment rentals gross margin increased 330 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 23.4 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
Specialty. For the three months ended June 30, 2022, equipment rentals gross profit increased by $87, and equipment rentals gross margin decreased by 20 basis points, from 2021. Gross margin decreased primarily due to a 2022 depreciation adjustment associated with the finalization of purchase accounting for the General Finance acquisition, which included a one-time impact of $10, and a higher proportion of revenue from certain lower margin ancillary fees in 2022, partially offset by better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 39.2 percent from 2021, including the impact of the General Finance acquisition, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
For the six months ended June 30, 2022, equipment rentals gross profit increased by $180, and equipment rentals gross margin increased by 90 basis points, from 2021. Gross margin increased primarily due to better fixed cost absorption on higher revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2022 and the 2022 depreciation adjustment associated with the finalization of purchase accounting for the General Finance acquisition discussed above. As discussed above, equipment rental revenue increased 43.0 percent from 2021, including the impact of the General Finance acquisition, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Total gross margin	41.5%	38.3%	320 bps	40.5%	36.6%	390 bps
Equipment rentals	40.7%	38.5%	220 bps	39.6%	36.7%	290 bps
Sales of rental equipment	59.1%	43.3%	1,580 bps	56.8%	40.6%	1,620 bps
Sales of new equipment	18.4%	15.8%	260 bps	18.1%	15.1%	300 bps
Contractor supplies sales	30.3%	29.6%	70 bps	30.6%	29.4%	120 bps
Service and other revenues	44.6%	39.7%	490 bps	42.0%	39.8%	220 bps
For the three months ended June 30, 2022, total gross margin increased 320 basis points from the same period in 2021. Equipment rentals gross margin increased 220 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 26.2 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets. Gross margin from sales of rental equipment increased 15.8 percentage points from the same period in 2021 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2022).
For the six months ended June 30, 2022, total gross margin increased 390 basis points from the same period in 2021. Equipment rentals gross margin increased 290 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 28.2 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets. Gross margin from sales of rental equipment increased 16.2 percentage points from the same period in 2021 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2022).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Selling, general and administrative ("SG&A") expense	$343	$301	14.0%	$666	$551	20.9%
SG&A expense as a percentage of revenue	12.4%	13.2%	(80) bps	12.6%	12.7%	(10) bps
Merger related costs	—	3	(100.0)%	—	3	(100.0)%
Restructuring charge	1	—	—%	1	1	—%
Non-rental depreciation and amortization	91	90	1.1%	188	181	3.9%
Interest expense, net	113	100	13.0%	207	199	4.0%
Other (income) expense, net	(6)	4	(250.0)%	(11)	2	(650.0)%
Provision for income taxes	115	84	36.9%	231	156	48.1%
Effective tax rate	18.9%	22.3%	(340) bps	21.2%	23.9%	(270) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended June 30, 2022 decreased from the same period in 2021 primarily due to better fixed cost absorption on higher revenue. SG&A expense as a percentage of revenue for the six months ended June 30, 2022 did not change materially from the same period in 2021, as the impact of better fixed cost absorption on higher revenue was offset by increases in certain discretionary expenses, including travel and entertainment. Certain discretionary expenses were reduced significantly in 2020 and early 2021 due to COVID-19, and have increased more recently as rental volume has increased (as noted above, the broad recovery we saw across our end-markets as 2021 progressed has continued through June 30, 2022).
The merger related costs reflect transaction costs associated with the General Finance acquisition that was completed in May 2021, as discussed in note 3 to the condensed consolidated financial statements. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions, each of which had annual revenues of over $200 prior to acquisition, that significantly impact our operations.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $353. As of June 30, 2022, there were no open restructuring programs, and the total liability associated with the closed restructuring programs was $8.
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

Interest expense, net for the three and six months ended June 30, 2022 increased 13.0 percent and 4.0 percent year-over-year, respectively. Interest expense, net for the three and six months ended June 30, 2022 included debt redemption losses of $17, which primarily reflected the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net decreased by 4.0 percent and 4.5 percent year-over-year for the three and six months ended June 30, 2022, respectively, primarily due to decreases in the average cost of debt.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2022 and 2021 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, the release in 2021 of a valuation allowance on state tax credits and a 2022 realignment of the legal entity structure in Australia and New Zealand as discussed below. The year-over-year decreases in the effective income tax rates for the three and six months ended June 30, 2022 primarily reflect the impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the three and six months ended June 30, 2022, partially offset by the release in 2021 of a valuation allowance on state tax credits.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for 2021, and is not expected to impact our effective tax rate in 2022. As of June 30, 2022, we had deferred employer payroll taxes of $27 under the CARES Act, all of which is due in 2022.
Balance sheet. Accounts payable increased by $249, or 30.5 percent, from December 31, 2021 to June 30, 2022, primarily due to increased business activity, which reflected seasonality and improved economic conditions. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 6 to the condensed consolidated financial statements for further information on debt changes.

Liquidity and Capital Resources
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the 2022 capital structure actions taken to improve our financial flexibility and liquidity.
On January 25, 2022, our Board of Directors authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022. As of June 30, 2022, we have repurchased $762 of Holdings' common stock under this program, which we intend to complete in the third quarter of 2022. Since 2012, we have repurchased a total of $4.719 billion of Holdings' common stock under our share repurchase programs (comprised of six programs that have ended and the current program).
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2022, we had cash and cash equivalents of $68. Cash equivalents at June 30, 2022 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2022:

ABL facility:
Borrowing capacity, net of letters of credit	$2,564
Outstanding debt, net of debt issuance costs (1)	1,610
Interest rate at June 30, 2022	2.7%
Average month-end principal amount of debt outstanding (1)	1,036
Weighted-average interest rate on average debt outstanding	2.1%
Maximum month-end principal amount of debt outstanding (1)	1,621
Accounts receivable securitization facility:
Borrowing capacity	198
Outstanding debt, net of debt issuance costs	901
Interest rate at June 30, 2022	2.2%
Average month-end principal amount of debt outstanding	887
Weighted-average interest rate on average debt outstanding	1.4%
Maximum month-end principal amount of debt outstanding	902
 ___________________
(1)As discussed in note 6 to the condensed consolidated financial statements, in May 2022, we redeemed $500 principal amount of our 5 1/2 percent Senior Notes, using cash and borrowings under the ABL facility. The outstanding and maximum amounts of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the ABL facility to fund the partial redemption of the 5 1/2 percent Senior Notes.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 25, 2022 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

Loan Covenants and Compliance. As of June 30, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2022, we (i) generated cash from operating activities of $2.040 billion, (ii) generated cash from the sale of rental and non-rental equipment of $384 and (iii) received cash from debt proceeds, net of payments, of $106. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $1.477 billion, (ii) purchase other companies for $312 and (iii) purchase shares of our common stock for $819. During the six months ended June 30, 2021, we (i) generated cash from operating activities of $1.934 billion, (ii) generated cash from the sale of rental and non-rental equipment of $475 and (iii) received cash from debt proceeds, net of payments, of $430. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $1.261 billion and (ii) purchase other companies for $1.435 billion.
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

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$2,040	$1,934
Purchases of rental equipment	(1,354)	(1,208)
Purchases of non-rental equipment and intangible assets	(123)	(53)
Proceeds from sales of rental equipment	375	461
Proceeds from sales of non-rental equipment	9	14
Insurance proceeds from damaged equipment	17	14
Free cash flow	$964	$1,162
Free cash flow for the six months ended June 30, 2022 was $964, a decrease of $198 as compared to $1.162 billion for the six months ended June 30, 2021. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) and increased purchases of non-rental equipment and intangible assets, partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $232 year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of June 30, 2022, the indebtedness of our non-guarantors was comprised of (i) $901 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $143 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $10 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2022, the amount available for distribution under the most restrictive of these covenants was $1.151 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of June 30, 2022, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $5.382 billion.
Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that Holdings’ guarantees of URNA indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, URNA and the consolidated guarantor subsidiaries in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes the financial information of the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. Our presentation below excludes the investment in the non-guarantor subsidiaries and the related income from the non-guarantor subsidiaries.
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

June 30, 2022
Current receivable from non-guarantor subsidiaries	$20
Other current assets	310
Total current assets	330
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	16,908
Total long-term assets	17,008
Total assets	17,338
Current liabilities	1,815
Long-term liabilities	11,490
Total liabilities	13,305
Six Months Ended June 30, 2022
Total revenues	$4,744
Gross profit	1,941
Net income	717

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2022, we had an aggregate of $3.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. As discussed in note 6 to the condensed consolidated financial statements, in June 2022, we entered into an uncommitted repurchase facility pursuant to which we may obtain short-term financing in an amount up to $100. The repurchase facility bears interest at a variable rate, however, there were no outstanding borrowings under this facility as of June 30, 2022. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2022 under these facilities. As of June 30, 2022, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $26 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2022, we had an aggregate of $6.4 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2022 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the six months ended June 30, 2022, our foreign subsidiaries accounted for $543, or 10 percent, of our total revenue of $5.295 billion, and $66, or 6 percent, of our total pretax income of $1.091 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2022 to April 30, 2022	258,473	(1)	$329.81	257,773
May 1, 2022 to May 31, 2022	817,224	(1)	$288.45	814,853
June 1, 2022 to June 30, 2022	701,522	(1)	$257.22	699,812
Total	1,777,219		$282.14	1,772,438	$238,030,777
(1)In April 2022, May 2022 and June 2022, 700, 2,371 and 1,710 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 25, 2022, our Board authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022 and is expected to be completed in the third quarter of 2022.

Item 6.Exhibits

2(a)
Agreement and Plan of Merger, dated as of June 30, 2018, by and among United Rentals, Inc., UR Merger Sub IV Corporation and BakerCorp International Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on July 2, 2018)

2(b)
Agreement and Plan of Merger, dated as of September 10, 2018, by and among United Rentals, Inc., UR Merger Sub V Corporation, Vander Holding Corporation and Platinum Equity Advisors, LLC, solely in its capacity as the initial Holder Representative thereunder (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on September 10, 2018)

2(c)
Agreement and Plan of Merger, dated April 15, 2021, by and among General Finance Corporation, United Rentals (North America), Inc., and UR Merger Sub VI Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 15, 2021)

3(a)
Fifth Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated May 7, 2020 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3(b)
Second Amended and Restated By-Laws of United Rentals, Inc., amended as of May 5, 2022 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 5, 2022)

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated April 30, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3(d)
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Amendment No. 14 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 8 to Third Amended and Restated Purchase and Contribution Agreement, dated as of June 24, 2022, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, GTA Funding LLC, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 24, 2022)

10(b)
Fourth Amended and Restated Credit Agreement, dated as of June 30, 2022, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals International B.V., United Rentals S.A.S., United Rentals Australia Pty Ltd, United Rentals New Zealand, Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 30, 2022)

10(c)
Fourth Amended and Restated U.S. Security Agreement, dated as of June 30, 2022, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 30, 2022)

10(d)
Fourth Amended and Restated Canadian Security Agreement, dated as of June 30, 2022, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 30, 2022)

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended March 31, 2022)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 27, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 27, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer