Form 10-Q
period 2022-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2022-10-26
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 24, 2022, there were 69,308,481 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
•the impact of global economic conditions (including inflation, increased interest rates, supply chain constraints, potential trade wars and sanctions and other measures imposed in response to the ongoing conflict in Ukraine) and public health crises and epidemics, such as the coronavirus (COVID-19), on us, our customers and our suppliers, in the United States and the rest of the world;
•uncertainty regarding the ongoing impact of existing and emerging variant strains of COVID-19 on global economic conditions, and regarding the length of time it will take for the COVID-19 pandemic to ultimately subside or become viewed as endemic. Uncertainty remains regarding the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the time it will take for the pandemic to subside will also be impacted by measures that may in the future be implemented to protect public health;
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
•our significant indebtedness (which totaled $9.9 billion at September 30, 2022) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$76	$144
Accounts receivable, net	1,934	1,677
Inventory	193	164
Prepaid expenses and other assets	124	166
Total current assets	2,327	2,151
Rental equipment, net	11,553	10,560
Property and equipment, net	648	612
Goodwill	5,543	5,528
Other intangible assets, net	500	615
Operating lease right-of-use assets	801	784
Other long-term assets	47	42
Total assets	$21,419	$20,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$156	$906
Accounts payable	1,136	816
Accrued expenses and other liabilities	972	881
Total current liabilities	2,264	2,603
Long-term debt	9,754	8,779
Deferred taxes	2,263	2,154
Operating lease liabilities	630	621
Other long-term liabilities	155	144
Total liabilities	15,066	14,301
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,709,579 and 69,308,052 shares issued and outstanding, respectively, at September 30, 2022 and 114,434,075 and 72,420,566 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	2,604	2,567
Retained earnings	9,017	7,551
Treasury stock at cost—45,401,527 and 42,013,509 shares at September 30, 2022 and December 31, 2021, respectively	(4,957)	(3,957)
Accumulated other comprehensive loss	(312)	(171)
Total stockholders’ equity	6,353	5,991
Total liabilities and stockholders’ equity	$21,419	$20,292
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Equipment rentals	$2,732	$2,277	$7,369	$5,895
Sales of rental equipment	181	183	556	644
Sales of new equipment	32	47	115	153
Contractor supplies sales	32	29	94	80
Service and other revenues	74	60	212	168
Total revenues	3,051	2,596	8,346	6,940
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,053	886	2,961	2,416
Depreciation of rental equipment	470	412	1,362	1,172
Cost of rental equipment sales	69	99	231	373
Cost of new equipment sales	25	38	93	128
Cost of contractor supplies sales	23	21	66	57
Cost of service and other revenues	45	37	125	102
Total cost of revenues	1,685	1,493	4,838	4,248
Gross profit	1,366	1,103	3,508	2,692
Selling, general and administrative expenses	356	326	1,022	877
Merger related costs	—	—	—	3
Restructuring charge	(1)	—	—	1
Non-rental depreciation and amortization	90	98	278	279
Operating income	921	679	2,208	1,532
Interest expense, net	106	132	313	331
Other income, net	(1)	(3)	(12)	(1)
Income before provision for income taxes	816	550	1,907	1,202
Provision for income taxes	210	141	441	297
Net income	$606	$409	$1,466	$905
Basic earnings per share	$8.69	$5.65	$20.61	$12.49
Diluted earnings per share	$8.66	$5.63	$20.56	$12.45
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$606	$409	$1,466	$905
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(92)	(52)	(141)	(24)
Fixed price diesel swaps	(3)	—	—	1
Other comprehensive (loss) income	(95)	(52)	(141)	(23)
Comprehensive income (1)	$511	$357	$1,325	$882
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)
Net income				606
Foreign currency translation adjustments							(92)
Fixed price diesel swaps							(3)
Stock compensation expense, net	—		35
Tax withholding for share based compensation	—		(1)
Repurchase of common stock	—				—	(238)
Balance at September 30, 2022	69	$1	$2,604	$9,017	45	$(4,957)	$(312)

	Three Months Ended September 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2021	72	$1	$2,506	$6,661	42	$(3,957)	$(117)
Net income				409
Foreign currency translation adjustments							(52)
Stock compensation expense, net	—		33
Tax withholding for share based compensation	—		(1)
Balance at September 30, 2021	72	$1	$2,538	$7,070	42	$(3,957)	$(169)

	Nine Months Ended September 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				1,466
Foreign currency translation adjustments							(141)
Stock compensation expense, net	—		95
Tax withholding for share based compensation	—		(58)
Repurchase of common stock	(3)				3	(1,000)
Balance at September 30, 2022	69	$1	$2,604	$9,017	45	$(4,957)	$(312)

	Nine Months Ended September 30, 2021
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				905
Foreign currency translation adjustments							(24)
Fixed price diesel swaps							1
Stock compensation expense, net	—		89
Tax withholding for share based compensation	—		(33)
Balance at September 30, 2021	72	$1	$2,538	$7,070	42	$(3,957)	$(169)

(1)Amounts may not foot due to rounding.
(2)Common stock outstanding increased by less than one million net shares during the year ended December 31, 2021.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$1,466	$905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,640	1,451
Amortization of deferred financing costs and original issue discounts	9	9
Gain on sales of rental equipment	(325)	(271)
Gain on sales of non-rental equipment	(6)	(6)
Insurance proceeds from damaged equipment	(25)	(19)
Stock compensation expense, net	95	89
Merger related costs	—	3
Restructuring charge	—	1
Loss on repurchase/redemption of debt securities	17	30
Increase in deferred taxes	130	157
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(261)	(224)
(Increase) decrease in inventory	(33)	8
Decrease in prepaid expenses and other assets	70	306
Increase in accounts payable	332	548
Increase in accrued expenses and other liabilities	73	34
Net cash provided by operating activities	3,182	3,021
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,456)	(2,308)
Purchases of non-rental equipment and intangible assets	(182)	(142)
Proceeds from sales of rental equipment	556	644
Proceeds from sales of non-rental equipment	15	20
Insurance proceeds from damaged equipment	25	19
Purchases of other companies, net of cash acquired	(323)	(1,435)
Purchases of investments	(5)	(1)
Net cash used in investing activities	(2,370)	(3,203)
Cash Flows From Financing Activities:
Proceeds from debt	5,219	7,030
Payments of debt	(5,026)	(6,694)
Common stock repurchased, including tax withholdings for share based compensation	(1,058)	(33)
Payments of financing costs	(9)	(8)
Net cash (used in) provided by financing activities	(874)	295
Effect of foreign exchange rates	(6)	5
Net (decrease) increase in cash and cash equivalents	(68)	118
Cash and cash equivalents at beginning of period	144	202
Cash and cash equivalents at end of period	$76	$320
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$295	$151
Cash paid for interest	339	362
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
We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen continuing evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through September 30, 2022. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,238	$—	$2,238	$1,897	$—	$1,897
Re-rent revenue	72	—	72	61	—	61
Ancillary and other rental revenues:
Delivery and pick-up	—	221	221	—	173	173
Other	163	38	201	115	31	146
Total ancillary and other rental revenues	163	259	422	115	204	319
Total equipment rentals	2,473	259	2,732	2,073	204	2,277
Sales of rental equipment	—	181	181	—	183	183
Sales of new equipment	—	32	32	—	47	47
Contractor supplies sales	—	32	32	—	29	29
Service and other revenues	—	74	74	—	60	60
Total revenues	$2,473	$578	$3,051	$2,073	$523	$2,596

	Nine Months Ended September 30,
		2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$6,053	$—	$6,053	$4,937	$—	$4,937
Re-rent revenue	176	—	176	135	—	135
Ancillary and other rental revenues:
Delivery and pick-up	—	583	583	—	437	437
Other	429	128	557	296	90	386
Total ancillary and other rental revenues	429	711	1,140	296	527	823
Total equipment rentals	6,658	711	7,369	5,368	527	5,895
Sales of rental equipment	—	556	556	—	644	644
Sales of new equipment	—	115	115	—	153	153
Contractor supplies sales	—	94	94	—	80	80
Service and other revenues	—	212	212	—	168	168
Total revenues	$6,658	$1,688	$8,346	$5,368	$1,572	$6,940
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2022, 73 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 73 percent of total revenues for the nine months ended September 30, 2022) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $126 and $83 as of September 30, 2022 and December 31, 2021, respectively.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 80 percent of our total revenues for the nine months ended September 30, 2022). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2022, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2022 and December 31, 2021. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowance for credit losses reflects our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See the table below for a rollforward of our allowance for credit losses.
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 80 percent of our total revenues for the nine months ended September 30, 2022, and these revenues account for corresponding portions of the $1.934 billion of net accounts receivable and the associated allowance for credit losses of $123 as of September 30, 2022).
As discussed above, most of our equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. The rollforward of our allowance for credit losses (in total, and associated with revenues arising from both Topic 606 and Topic 842) is shown below.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$117	$112	$112	$108
Charged to costs and expenses (1)	3	1	6	3
Charged to revenue (2)	11	8	28	17
Deductions and other (3)	(8)	(6)	(23)	(13)
Ending balance	$123	$115	$123	$115
_________________
(1)    Reflects bad debt expenses recognized within selling, general and administrative expenses (associated with Topic 606 revenues).
(2)    Primarily reflects credit losses associated with lease revenues that were recognized as a reduction to equipment rentals revenue (primarily associated with Topic 842 revenues).
(3)    Primarily represents write-offs of accounts, net of immaterial recoveries and other activity.
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2022 or 2021 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three or nine months ended September 30, 2022 and 2021 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022.

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
The three and nine months ended September 30, 2021 included General Finance acquisition-related costs which are included in “Merger related costs” in our condensed consolidated statements of income.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
United Rentals historic revenues	$2,596	$6,940
General Finance historic revenues	—	144
Pro forma revenues	2,596	7,084
United Rentals historic pretax income	550	1,202
General Finance historic pretax (loss) income	—	9
Combined pretax income	550	1,211
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	(11)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	—	(6)
Intangible asset amortization (3)	1	(11)
Interest expense (4)	—	(6)
Elimination of historic interest (5)	—	23
Elimination of merger related costs (6)	—	12
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (7)	—	(16)
Pro forma pretax income	$551	$1,196
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended September 30, 2022
Equipment rentals	$1,942	$790	$2,732
Sales of rental equipment	152	29	181
Sales of new equipment	12	20	32
Contractor supplies sales	20	12	32
Service and other revenues	67	7	74
Total revenue	2,193	858	3,051
Depreciation and amortization expense	450	110	560
Equipment rentals gross profit	797	412	1,209
Three Months Ended September 30, 2021
Equipment rentals	$1,636	$641	$2,277
Sales of rental equipment	154	29	183
Sales of new equipment	31	16	47
Contractor supplies sales	19	10	29
Service and other revenues	54	6	60
Total revenue	1,894	702	2,596
Depreciation and amortization expense	412	98	510
Equipment rentals gross profit	649	330	979
Nine Months Ended September 30, 2022
Equipment rentals	$5,322	$2,047	$7,369
Sales of rental equipment	474	82	556
Sales of new equipment	58	57	115
Contractor supplies sales	60	34	94
Service and other revenues	188	24	212
Total revenue	6,102	2,244	8,346
Depreciation and amortization expense	1,300	340	1,640
Equipment rentals gross profit	2,063	983	3,046
Capital expenditures	1,995	643	2,638
Nine Months Ended September 30, 2021
Equipment rentals	$4,375	$1,520	$5,895
Sales of rental equipment	567	77	644
Sales of new equipment	111	42	153
Contractor supplies sales	53	27	80
Service and other revenues	148	20	168
Total revenue	5,254	1,686	6,940
Depreciation and amortization expense	1,184	267	1,451
Equipment rentals gross profit	1,586	721	2,307
Capital expenditures	2,116	334	2,450

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2022	December 31, 2021
Total reportable segment assets
General rentals	$16,953	$16,087
Specialty	4,466	4,205
Total assets	$21,419	$20,292
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total equipment rentals gross profit	$1,209	$979	$3,046	$2,307
Gross profit from other lines of business	157	124	462	385
Selling, general and administrative expenses	(356)	(326)	(1,022)	(877)
Merger related costs (1)	—	—	—	(3)
Restructuring charge (2)	1	—	—	(1)
Non-rental depreciation and amortization	(90)	(98)	(278)	(279)
Interest expense, net	(106)	(132)	(313)	(331)
Other income, net	1	3	12	1
Income before provision for income taxes	$816	$550	$1,907	$1,202
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Fair Value Measurements
As of September 30, 2022 and December 31, 2021, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of September 30, 2022 and December 31, 2021. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2022 and December 31, 2021 have been calculated based upon available market information, and were as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$6,224	$5,448	$6,716	$7,023
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2022	December 31, 2021
Repurchase facility expiring 2023 (1)	$100	$—
Accounts Receivable Securitization Facility expiring 2024 (1) (2)	1,096	843
Term loan facility expiring 2025 (1)	956	962
$4.25 billion ABL Facility expiring 2027 (1) (3)	1,409	1,029
5 1/2 percent Senior Notes due 2027 (4)	498	995
3 7/8 percent Senior Secured Notes due 2027	744	743
4 7/8 percent Senior Notes due 2028 (5)	1,662	1,660
5 1/4 percent Senior Notes due 2030	744	743
4 percent Senior Notes due 2030	743	743
3 7/8 percent Senior Notes due 2031	1,090	1,089
3 3/4 percent Senior Notes due 2032	743	743
Finance leases	125	135
Total debt	9,910	9,685
Less short-term portion (6)	(156)	(906)
Total long-term debt	$9,754	$8,779
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2022. The repurchase facility is discussed further below (see "Repurchase Facility"). There is no borrowing capacity under this repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,764	$3	$—
Letters of credit	66
Interest rate at September 30, 2022	4.2%	3.4%	4.9%	3.8%
Average month-end debt outstanding	1,152	946	964	75
Weighted-average interest rate on average debt outstanding	2.7%	2.1%	3.1%	3.4%
Maximum month-end debt outstanding	1,621	1,097	968	100
(2)In June 2022, the accounts receivable securitization facility was amended, primarily to increase the facility size, extend the maturity date and transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). The size of the facility, which expires on June 24, 2024, was increased to $1.1 billion. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. See below ("Repurchase Facility") for a discussion of the uncommitted repurchase facility that URNA entered into in connection with the accounts receivable securitization facility amendment. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2022, there were $1.336 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
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
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of September 30, 2022, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.658 billion and one with a book value of $4.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6)As of September 30, 2022, short-term debt primarily reflected borrowings under the repurchase facility that is discussed further below and the short-term portion of our finance leases. As of December 31, 2021, short-term debt primarily reflected borrowings under our accounts receivable securitization facility. As discussed above, in June 2022, the accounts receivable securitization facility was extended to June 2024, and it was not a short-term debt instrument as of September 30, 2022.
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
Loan Covenants and Compliance
As of September 30, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$606	$409	1,466	905
Denominator:
Denominator for basic earnings per share—weighted-average common shares	69,854	72,463	71,140	72,419
Effect of dilutive securities:
Employee stock options	4	4	4	4
Restricted stock units	195	243	193	255
Denominator for diluted earnings per share—adjusted weighted-average common shares	70,053	72,710	71,337	72,678
Basic earnings per share	$8.69	$5.65	$20.61	$12.49
Diluted earnings per share	$8.66	$5.63	$20.56	$12.45

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
We began to experience a decline in revenues in March 2020, which is when the World Health Organization characterized COVID-19 as a pandemic and when our rental volume first declined in response to shelter-in-place orders and other market restrictions. The volume declines were more pronounced in 2020 than 2021, and we have seen continuing evidence of recovery across our construction and industrial markets, as well as encouraging gains in end-market indicators, as reflected in our 2022 forecast and performance through September 30, 2022. In early March 2020, we initiated contingency planning ahead of the impact of COVID-19 on our end-markets.
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
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,402 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $17.4 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,500 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 88 percent of total revenues for the nine months ended September 30, 2022.
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
As of September 30, 2022, we had available liquidity of $2.843 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$606	$409	$1,466	$905
Diluted earnings per share	$8.66	$5.63	$20.56	$12.45
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Tax rate applied to items below	25.4%		25.2%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$—	$—	$(2)	$(0.03)
Merger related intangible asset amortization (2)	(30)	(0.44)	(39)	(0.53)	(99)	(1.39)	(109)	(1.50)
Impact on depreciation related to acquired fleet and property and equipment (3)	(8)	(0.12)	(1)	(0.01)	(34)	(0.48)	(3)	(0.04)
Impact of the fair value mark-up of acquired fleet (4)	(4)	(0.05)	(6)	(0.08)	(12)	(0.17)	(21)	(0.28)
Restructuring charge (5)	—	0.01	—	—	—	—	(1)	(0.02)
Asset impairment charge (6)	—	(0.01)	(2)	(0.02)	(2)	(0.03)	(5)	(0.06)
Loss on repurchase/redemption of debt securities (7)	—	—	(22)	(0.31)	(13)	(0.18)	(22)	(0.31)

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

The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$606	$409	$1,466	$905
Provision for income taxes	210	141	441	297
Interest expense, net	106	132	313	331
Depreciation of rental equipment	470	412	1,362	1,172
Non-rental depreciation and amortization	90	98	278	279
EBITDA	$1,482	$1,192	$3,860	$2,984
Merger related costs (1)	—	—	—	3
Restructuring charge (2)	(1)	—	—	1
Stock compensation expense, net (3)	35	33	95	89
Impact of the fair value mark-up of acquired fleet (4)	5	8	16	28
Adjusted EBITDA	$1,521	$1,233	$3,971	$3,105
Net income margin	19.9%	15.8%	17.6%	13.0%
Adjusted EBITDA margin	49.9%	47.5%	47.6%	44.7%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$3,182	$3,021
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(9)	(9)
Gain on sales of rental equipment	325	271
Gain on sales of non-rental equipment	6	6
Insurance proceeds from damaged equipment	25	19
Merger related costs (1)	—	(3)
Restructuring charge (2)	—	(1)
Stock compensation expense, net (3)	(95)	(89)
Loss on repurchase/redemption of debt securities (5)	(17)	(30)
Changes in assets and liabilities	(191)	(714)
Cash paid for interest	339	362
Cash paid for income taxes, net	295	151
EBITDA	$3,860	$2,984
Add back:
Merger related costs (1)	—	3
Restructuring charge (2)	—	1
Stock compensation expense, net (3)	95	89
Impact of the fair value mark-up of acquired fleet (4)	16	28
Adjusted EBITDA	$3,971	$3,105
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
For the three months ended September 30, 2022, net income increased $197, or 48.2 percent, and net income margin increased 410 basis points to 19.9 percent. For the three months ended September 30, 2022, adjusted EBITDA increased $288, or 23.4 percent, and adjusted EBITDA margin increased 240 basis points to 49.9 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, reductions in selling, general and administrative ("SG&A") expense and non-rental depreciation and amortization as a percentage of revenue and lower net interest expense, partially offset by higher income tax expense as a percentage of revenue. The increased gross margin from sales of rental equipment sales primarily reflected improved pricing. The higher gross margin from equipment rentals and the favorable margin impact of SG&A expense and non-rental depreciation and amortization all reflected better fixed cost absorption on higher revenue. Net interest expense for the three months ended September 30, 2021 included debt redemption losses of $30. Net interest expense, excluding these debt redemption losses, did not change significantly year-over-year. While income tax expense increased $69, or 48.9 percent, year-over-year, the effective income tax rate was largely flat year-over-year.
The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment, reduced SG&A expense as a percentage of revenue and an increase in the proportion of revenue from higher margin (excluding depreciation) equipment rentals. Gross margin from equipment rentals (excluding depreciation) increased 40 basis points primarily due to better fixed cost absorption on higher revenue. SG&A expense also benefited from better fixed cost absorption. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 14.3 percentage points primarily due to improved pricing.
For the nine months ended September 30, 2022, net income increased $561, or 62.0 percent, and net income margin increased 460 basis points to 17.6 percent. For the nine months ended September 30, 2022, adjusted EBITDA increased $866, or 27.9 percent, and adjusted EBITDA margin increased 290 basis points to 47.6 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, reductions in SG&A expense and non-rental depreciation and amortization as a percentage of revenue and lower net interest expense, partially offset by higher income tax expense as a percentage of revenue. Gross margin from sales of rental equipment increased year-over-year primarily due to improved pricing. The higher gross margin from equipment rentals and the favorable margin impact of SG&A expense and non-rental depreciation and amortization all reflected better fixed cost absorption on higher revenue. Net interest expense for the nine months ended September 30, 2022 and 2021 included debt redemption losses of $17 and $30, respectively. Net interest expense, excluding these debt redemption losses, decreased slightly year-over-year. While income tax expense increased $144, or 48.5 percent, year-over-year, the effective income tax rate decreased by 160 basis points, primarily due to aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the nine months ended September 30, 2022.
The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment, reduced SG&A expense as a percentage of revenue and an increase in the proportion of revenue from higher margin (excluding depreciation) equipment rentals. Gross margin from equipment rentals (excluding depreciation) increased 80 basis points primarily due to better fixed cost absorption on higher revenue. SG&A expense also benefited from better fixed cost absorption. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 14.9 percentage points primarily due to improved pricing.
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

The table below includes the components of the year-over-year change in rental revenue using the fleet productivity methodology.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Equipment rentals*	$2,732	$2,277	20.0%	$7,369	$5,895	25.0%
Sales of rental equipment	181	183	(1.1)%	556	644	(13.7)%
Sales of new equipment	32	47	(31.9)%	115	153	(24.8)%
Contractor supplies sales	32	29	10.3%	94	80	17.5%
Service and other revenues	74	60	23.3%	212	168	26.2%
Total revenues	$3,051	$2,596	17.5%	$8,346	$6,940	20.3%
*Equipment rentals variance components:
Year-over-year change in average OEC			10.6%			13.4%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			8.9%			10.7%
Contribution from ancillary and re-rent revenue (3)			2.0%			2.4%
Total change in equipment rentals			20.0%			25.0%
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
For the three months ended September 30, 2022, total revenues of $3.051 billion increased 17.5 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2022). Equipment rentals increased $455, or 20.0 percent, primarily due to a 10.6 percent increase in average OEC and an 8.9 percent increase in fleet productivity. Following the more pronounced impact of COVID-19 in 2020, beginning in 2021 and continuing through September 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the nine months ended September 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to exceed the expenditures in 2021. Sales of rental equipment decreased slightly year-over-year. While sales of rental equipment decreased slightly year-over-year, pricing remained strong, as reflected in the 16.0 percentage point increase in gross margin from sales of rental equipment.
For the nine months ended September 30, 2022, total revenues of $8.346 billion increased 20.3 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the nine months ended September 30, 2022). Equipment rentals increased $1.474 billion, or 25.0 percent, primarily due to a 13.4 percent increase in average OEC and a 10.7 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the nine months ended September 30, 2021. Beginning in 2021 and continuing through September 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the nine months ended September 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to exceed the expenditures in 2021. Sales of rental equipment decreased 13.7 percent year-over-year as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the 16.4 percentage point increase in gross margin from sales of rental equipment.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended September 30, 2022, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2022
Equipment rentals	$1,942	$790	$2,732
Sales of rental equipment	152	29	181
Sales of new equipment	12	20	32
Contractor supplies sales	20	12	32
Service and other revenues	67	7	74
Total revenue	$2,193	$858	$3,051
Three Months Ended September 30, 2021
Equipment rentals	$1,636	$641	$2,277
Sales of rental equipment	154	29	183
Sales of new equipment	31	16	47
Contractor supplies sales	19	10	29
Service and other revenues	54	6	60
Total revenue	$1,894	$702	$2,596
Nine Months Ended September 30, 2022
Equipment rentals	$5,322	$2,047	$7,369
Sales of rental equipment	474	82	556
Sales of new equipment	58	57	115
Contractor supplies sales	60	34	94
Service and other revenues	188	24	212
Total revenue	$6,102	$2,244	$8,346
Nine Months Ended September 30, 2021
Equipment rentals	$4,375	$1,520	$5,895
Sales of rental equipment	567	77	644
Sales of new equipment	111	42	153
Contractor supplies sales	53	27	80
Service and other revenues	148	20	168
Total revenue	$5,254	$1,686	$6,940
Equipment rentals. For the three months ended September 30, 2022, equipment rentals of $2.732 billion increased $455, or 20.0 percent, as compared to the same period in 2021, primarily due to a 10.6 percent increase in average OEC and an 8.9 percent increase in fleet productivity. Following the more pronounced impact of COVID-19 in 2020, beginning in 2021 and continuing through September 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the nine months ended September 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to exceed the expenditures in 2021. Equipment rentals represented 90 percent of total revenues for the three months ended September 30, 2022.
For the nine months ended September 30, 2022, equipment rentals of $7.369 billion increased $1.474 billion, or 25.0 percent, as compared to the same period in 2021, primarily due to a 13.4 percent increase in average OEC and a 10.7 percent increase in fleet productivity, both of which include the more pronounced impact of COVID-19 during the nine months ended September 30, 2021. Beginning in 2021 and continuing through September 30, 2022, we have seen evidence of a continuing recovery of activity across our end-markets. The increase in average OEC includes the impact of the acquisition of General Finance that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 exceeded historic (pre-

COVID-19) levels, which contributed to the increased average OEC. Capital expenditures for the nine months ended September 30, 2022 have exceeded the expenditures in the same period in 2021, and full year 2022 capital expenditures are expected to exceed the expenditures in 2021. Equipment rentals represented 88 percent of total revenues for the nine months ended September 30, 2022.
For the three months ended September 30, 2022, general rentals equipment rentals increased $306, or 18.7 percent, as compared to the same period in 2021, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, the broad recovery we saw as 2021 progressed has continued through September 30, 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021, which contributed to the year-over-year increase in average OEC. For the three months ended September 30, 2022, equipment rentals represented 89 percent of total revenues for the general rentals segment.
For the nine months ended September 30, 2022, general rentals equipment rentals increased $947, or 21.6 percent, as compared to the same period in 2021, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, the impact of COVID-19 was more pronounced in 2021 and the broad recovery we saw as 2021 progressed has continued through September 30, 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021, which contributed to the year-over-year increase in average OEC. For the nine months ended September 30, 2022, equipment rentals represented 87 percent of total revenues for the general rentals segment.
For the three months ended September 30, 2022, specialty equipment rentals increased $149, or 23.2 percent, as compared to the same period in 2021. The increase in equipment rentals reflects the continuing recovery of activity across our end-markets, as well as increased average OEC, both of which are discussed above. For the three months ended September 30, 2022, equipment rentals represented 92 percent of total revenues for the specialty segment.
For the nine months ended September 30, 2022, specialty equipment rentals increased $527, or 34.7 percent, as compared to the same period in 2021, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 27 percent. The increase in equipment rentals reflects the continuing recovery of activity across our end-markets, as well as increased average OEC, both of which are discussed above. For the nine months ended September 30, 2022, equipment rentals represented 91 percent of total revenues for the specialty segment.
Sales of rental equipment. For the nine months ended September 30, 2022, sales of rental equipment represented approximately 7 percent of our total revenues. For the three and nine months ended September 30, 2022, sales of rental equipment decreased 1.1 percent and 13.7 percent year-over-year, respectively, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While sales of rental equipment decreased year-over-year, pricing remained strong, as reflected in the increases in gross margin from sales of rental equipment of 16.0 percentage points and 16.4 percentage points for the three and nine months ended September 30, 2022, respectively.
Sales of new equipment. For the nine months ended September 30, 2022, sales of new equipment represented approximately 1 percent of our total revenues. For the three and nine months ended September 30, 2022, sales of new equipment decreased 31.9 percent and 24.8 percent year-over-year, respectively, primarily due to supply chain constraints.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2022, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and nine months ended September 30, 2022, contractor supplies sales increased slightly year-over-year.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2022, service and other revenues represented approximately 3 percent of our total revenues. For the three and nine months ended September 30, 2022, service and other revenues increased 23.3 percent and 26.2 percent year-over-year, respectively, primarily due to growth initiatives.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2022
Equipment Rentals Gross Profit	$797	$412	$1,209
Equipment Rentals Gross Margin	41.0%	52.2%	44.3%
Three Months Ended September 30, 2021
Equipment Rentals Gross Profit	$649	$330	$979
Equipment Rentals Gross Margin	39.7%	51.5%	43.0%
Nine Months Ended September 30, 2022
Equipment Rentals Gross Profit	$2,063	$983	$3,046
Equipment Rentals Gross Margin	38.8%	48.0%	41.3%
Nine Months Ended September 30, 2021
Equipment Rentals Gross Profit	$1,586	$721	$2,307
Equipment Rentals Gross Margin	36.3%	47.4%	39.1%
General rentals. For the three months ended September 30, 2022, equipment rentals gross profit increased by $148, and equipment rentals gross margin increased 130 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 18.7 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
For the nine months ended September 30, 2022, equipment rentals gross profit increased by $477, and equipment rentals gross margin increased 250 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 21.6 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
Specialty. For the three months ended September 30, 2022, equipment rentals gross profit increased by $82, and equipment rentals gross margin increased by 70 basis points, from 2021. Gross margin increased primarily due to better fixed cost absorption on higher revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2022. As discussed above, equipment rental revenue increased 23.2 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
For the nine months ended September 30, 2022, equipment rentals gross profit increased by $262, and equipment rentals gross margin increased by 60 basis points, from 2021. Gross margin increased primarily due to better fixed cost absorption on higher revenue, partially offset by a higher proportion of revenue from certain lower margin ancillary fees in 2022 and a depreciation adjustment associated with the finalization of purchase accounting for the General Finance acquisition, which included a one-time impact of $10 in 2022. As discussed above, equipment rental revenue increased 34.7 percent from 2021, including the impact of the General Finance acquisition, primarily due to increased average OEC and the continuing recovery of activity across our end-markets.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Total gross margin	44.8%	42.5%	230 bps	42.0%	38.8%	320 bps
Equipment rentals	44.3%	43.0%	130 bps	41.3%	39.1%	220 bps
Sales of rental equipment	61.9%	45.9%	1,600 bps	58.5%	42.1%	1,640 bps
Sales of new equipment	21.9%	19.1%	280 bps	19.1%	16.3%	280 bps
Contractor supplies sales	28.1%	27.6%	50 bps	29.8%	28.8%	100 bps
Service and other revenues	39.2%	38.3%	90 bps	41.0%	39.3%	170 bps
For the three months ended September 30, 2022, total gross margin increased 230 basis points from the same period in 2021. Equipment rentals gross margin increased 130 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 20.0 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets. Gross margin from sales of rental equipment increased 16.0 percentage points from the same period in 2021 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 3 percent of total gross profit for the three months ended September 30, 2022).
For the nine months ended September 30, 2022, total gross margin increased 320 basis points from the same period in 2021. Equipment rentals gross margin increased 220 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 25.0 percent from 2021, primarily due to increased average OEC and the continuing recovery of activity across our end-markets. Gross margin from sales of rental equipment increased 16.4 percentage points from the same period in 2021 primarily due to improved pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2022).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Selling, general and administrative ("SG&A") expense	$356	$326	9.2%	$1,022	$877	16.5%
SG&A expense as a percentage of revenue	11.7%	12.6%	(90) bps	12.2%	12.6%	(40) bps
Merger related costs	—	—	—%	—	3	(100.0)%
Restructuring charge	(1)	—	—%	—	1	(100.0)%
Non-rental depreciation and amortization	90	98	(8.2)%	278	279	(0.4)%
Interest expense, net	106	132	(19.7)%	313	331	(5.4)%
Other income, net	(1)	(3)	(66.7)%	(12)	(1)	1,100.0%
Provision for income taxes	210	141	48.9%	441	297	48.5%
Effective tax rate	25.7%	25.6%	10 bps	23.1%	24.7%	(160) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2022 decreased from the same periods in 2021 primarily due to better fixed cost absorption on higher revenue, partially offset by increases in certain discretionary expenses, including travel and entertainment. Certain discretionary expenses were reduced significantly in 2020 and early 2021 due to COVID-19, and have increased more recently as rental volume has increased (as noted above, the broad recovery we saw across our end-markets as 2021 progressed has continued through September 30, 2022).
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
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $352. As of September 30, 2022, there were no open restructuring programs, and the total liability associated with the closed restructuring programs was $7.
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
Interest expense, net for the three and nine months ended September 30, 2022 decreased 19.7 percent and 5.4 percent year-over-year, respectively. Interest expense, net included debt redemption losses of $17 for the nine months ended September 30, 2022 and $30 for the three and nine months ended September 30, 2021. The debt redemption losses primarily reflected the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the three and nine months ended September 30, 2022 did not change significantly year-over-year.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2022 and 2021 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, the release in 2021 of a valuation allowance on state tax credits and a 2022 realignment of the legal entity structure in Australia and New Zealand as discussed below. The year-over-year decrease in the effective income tax rate for the nine months ended September 30, 2022 primarily reflected the impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the nine months ended September 30, 2022, partially offset by the release in 2021 of a valuation allowance on state tax credits.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for 2021, and is not expected to impact our effective tax rate in 2022. As of September 30, 2022, we had deferred employer payroll taxes of $27 under the CARES Act, all of which is due in 2022.
Balance sheet. Accounts receivable, net increased by $257, or 15.3 percent, from December 31, 2021 to September 30, 2022, primarily due to increased revenue. Accounts payable increased by $320, or 39.2 percent, from December 31, 2021 to September 30, 2022, primarily due to increased business activity, which reflected seasonality and improved economic conditions. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 6 to the condensed consolidated financial statements for further information on debt changes.

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
On January 25, 2022, our Board of Directors authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022. We completed this program in the third quarter of 2022. Since 2012, we have repurchased a total of $4.957 billion of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended, including the program that commenced and was completed in 2022). On October 24, 2022, our Board authorized a $1.25 billion share repurchase program, which is expected to commence in the fourth quarter of 2022 and be completed in 2023.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2022, we had cash and cash equivalents of $76. Cash equivalents at September 30, 2022 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2022:

ABL facility:
Borrowing capacity, net of letters of credit	$2,764
Outstanding debt, net of debt issuance costs	1,409
Interest rate at September 30, 2022	4.2%
Average month-end principal amount of debt outstanding (1)	1,152
Weighted-average interest rate on average debt outstanding	2.7%
Maximum month-end principal amount of debt outstanding (1)	1,621
Accounts receivable securitization facility:
Borrowing capacity	3
Outstanding debt, net of debt issuance costs	1,096
Interest rate at September 30, 2022	3.4%
Average month-end principal amount of debt outstanding	946
Weighted-average interest rate on average debt outstanding	2.1%
Maximum month-end principal amount of debt outstanding	1,097
 ___________________
(1)As discussed in note 6 to the condensed consolidated financial statements, in May 2022, we redeemed $500 principal amount of our 5 1/2 percent Senior Notes, using cash and borrowings under the ABL facility. The maximum outstanding amount of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the ABL facility to fund the partial redemption of the 5 1/2 percent Senior Notes.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 24, 2022 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the nine months ended September 30, 2022, we (i) generated cash from operating activities of $3.182 billion, (ii) generated cash from the sale of rental and non-rental equipment of $571 and (iii) received cash from debt proceeds, net of payments, of $193. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $2.638 billion, (ii) purchase other companies for $323 and (iii) purchase shares of our common stock for $1.058 billion. During the nine months ended September 30, 2021, we (i) generated cash from operating activities of $3.021 billion, (ii) generated cash from the sale of rental and non-rental equipment of $664 and (iii) received cash from debt proceeds, net of payments, of $336. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $2.450 billion and (ii) purchase other companies for $1.435 billion.
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

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$3,182	$3,021
Purchases of rental equipment	(2,456)	(2,308)
Purchases of non-rental equipment and intangible assets	(182)	(142)
Proceeds from sales of rental equipment	556	644
Proceeds from sales of non-rental equipment	15	20
Insurance proceeds from damaged equipment	25	19
Free cash flow	$1,140	$1,254
Free cash flow for the nine months ended September 30, 2022 was $1.140 billion, a decrease of $114 as compared to $1.254 billion for the nine months ended September 30, 2021. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) and increased purchases of non-rental equipment and intangible assets, partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $236 year-over-year.

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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2022, the indebtedness of our non-guarantors was comprised of (i) $1.096 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $159 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $10 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of September 30, 2022, the amount available for distribution under the most restrictive of these covenants was $1.171 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of September 30, 2022, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $5.666 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2022
Current receivable from non-guarantor subsidiaries	$36
Other current assets	278
Total current assets	314
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	17,379
Total long-term assets	17,479
Total assets	17,793
Current liabilities	2,034
Long-term liabilities	11,329
Total liabilities	13,363
Nine Months Ended September 30, 2022
Total revenues	$7,494
Gross profit	3,179
Net income	1,255

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2022, we had an aggregate of $3.6 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2022 under these facilities. As of September 30, 2022, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $27 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2022, we had an aggregate of $6.3 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2022 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the nine months ended September 30, 2022, our foreign subsidiaries accounted for $839, or 10 percent, of our total revenue of $8.346 billion, and $126, or 7 percent, of our total pretax income of $1.907 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2022. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2022 to July 31, 2022	159,379	(1)	$255.57	157,676
August 1, 2022 to August 31, 2022	315,136	(1)	$320.32	314,827
September 1, 2022 to September 30, 2022	337,944	(1)	$287.60	336,687
Total	812,459		$294.01	809,190	$—
(1)In July 2022, August 2022 and September 2022, 1,703, 309 and 1,257 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 25, 2022, our Board authorized a $1 billion share repurchase program, which commenced in the first quarter of 2022 and was completed in the third quarter of 2022. On October 24, 2022, our Board authorized a $1.25 billion share repurchase program, which is expected to commence in the fourth quarter of 2022 and be completed in 2023. As of September 30, 2022, there were no open share repurchase programs.

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
Employment Agreement, effective as of July 29, 2022, between United Rentals, Inc. and William Edward Grace (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on July 22, 2022)

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

UNITED RENTALS, INC.

Dated:	October 26, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 26, 2022	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer