Form 10-K
period 2022-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2023-01-25
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

As of June 30, 2022 there were 70,112,526 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2022 was approximately $15.0 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $242.91.
As of January 23, 2023, there were 69,359,591 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•the impact of global economic conditions (including inflation, increased interest rates, supply chain constraints, potential trade wars and sanctions and other measures imposed in response to the ongoing conflict in Ukraine) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
•declines in construction or industrial activity, which could adversely impact our revenues and, because many of our costs are fixed, our profitability;
•rates we charge and time utilization we achieve being less than anticipated;
•changes in customer, fleet, geographic and segment mix;
•excess fleet in the equipment rental industry;
•inability to benefit from government spending, including spending associated with infrastructure projects;
•trends in oil and natural gas, including significant increases in the prices of oil or natural gas, could adversely affect the demand for our services and products;
•competition from existing and new competitors;
•the cyclical nature of the industry in which we operate and the industries of our customers, such as those in the construction industry;
•costs we incur being more than anticipated, including as a result of inflation, and the inability to realize expected savings in the amounts or time frames planned;
•our significant indebtedness (which totaled $11.4 billion at December 31, 2022) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•restrictive covenants and the amount of borrowings permitted under our debt instruments, which can limit our financial and operational flexibility;
•inability to access the capital that our businesses or growth plans may require, including as a result of uncertainty in capital or other financial markets;
•the possibility that companies that we have acquired or may acquire could have undiscovered liabilities, or that companies or assets that we have acquired or may acquire could involve other unexpected costs, may strain our management capabilities, or may be difficult to integrate, and that we may not realize the expected benefits from an acquisition over the timeframe we expect, or at all;
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
•turnover in our management team and inability to attract and retain key personnel, as well as loss, absenteeism or the inability of employees to work or perform key functions in light of public health crises or epidemics;
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
•labor shortages and/or disputes, work stoppages or other labor difficulties, which may impact our productivity and increase our costs, and changes in law that could affect our labor relations or operations generally; and
•the effect of changes in tax law.
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2023.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a limited presence in Europe, Australia and New Zealand. The table below presents key information about our business as of and for the years ended December 31, 2022 and 2021. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2022	2021
PERFORMANCE MEASURES
Total revenues (in millions)	$11,642	$9,716
Equipment rental revenue percent of total revenues	87%	84%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	13.6%	4.0%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	9.4%	10.4%
Contribution from ancillary and re-rent revenue (3)	1.8%	2.0%
Total equipment rental revenue variance	23.3%	14.9%
Key account percent of equipment rental revenue	68%	72%
National account percent of equipment rental revenue	42%	43%
FLEET
Fleet OEC (in billions)	$19.61	$15.79
Equipment classes	4,600	4,300
Equipment units	1,020,000	780,000
Fleet age in months	53.5	54.1
Percent of fleet that is current on manufacturer's recommended maintenance	77%	77%
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	42%	42%
Aerial work platforms	24%	26%
General tools and light equipment	8%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	10%	9%
Trench safety equipment	6%	6%
Fluid solutions equipment	7%	7%
Mobile storage equipment and modular office space	3%	2%
LOCATIONS/PERSONNEL
Rental locations (4)	1,521	1,345
Approximate range of branches per district	4-13	3-11
Approximate range of districts per region	6-11	4-9
Range of regions per division	2-6	2-6
Hourly employees	17,500	14,200
Salaried employees	7,100	6,200
Total employees (4)	24,600	20,400
INDUSTRY
Estimated North American market share (5)	17%	15%
Estimated North American equipment rental industry revenue growth (5)	11%	4%
2023 projected North American industry equipment rental revenue growth	4%
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	4%	4%
Largest supplier percent of capital expenditures	10%	9%
Top 10 supplier percent of capital expenditures	45%	49%
(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2021 includes the impact of the novel coronavirus (“COVID-19”), which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, as discussed further below. The COVID-19 volume declines were most pronounced in 2020, and in 2021 and 2022, we saw evidence of a continuing recovery of activity across our end-markets. See "Industry Overview and Economic Outlook" below for further discussion of our end-markets.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.
(4)The year-over-year increases in rental locations and employees include the impact of the December 2022 acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals"), which is discussed in note 4 to the consolidated financial statements.
(5)As discussed below (see "Industry Overview and Economic Outlook"), North American equipment rental industry revenue is based on industry estimates from the American Rental Association ("ARA"). As discussed above, we completed the acquisition of Ahern Rentals in December 2022. Estimated North American market share as of December 31, 2022 includes the standalone, pre-acquisition revenue of Ahern Rentals. Estimated North American market share as of December 31, 2021 does not include the pre-acquisition revenue of Ahern Rental because the acquisition was completed in 2022. If the pre-acquisition revenue of Ahern Rental was included for 2021, estimated North American market share as of December 31, 2021 would have been approximately 16 percent.
Global Economic Conditions and COVID-19
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient capacity for our customers. In 2022, revenue from sales of rental equipment was largely flat year-over-year, however the number of units sold decreased approximately 17 percent year-over-year, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While the volume of sales of rental equipment decreased year-over-year, gross margin from sales of rental equipment increased 14.2 percentage points, which primarily reflected strong pricing and improved channel mix. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 million aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 3.3 percent in 2022 and 1.4 percent in 2021. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may be significant in the future.
COVID-19 was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the potential impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy, which will be driven by, among other things, any resurgences in cases, the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the measures that may in the future be implemented to protect public health. In March 2020, we first experienced rental volume declines associated with COVID-19, and the COVID-19 impact was most pronounced in 2020. In 2021 and 2022, we saw evidence of a continuing recovery of activity across our end-markets. The health and safety of our employees and customers has been, and remains, our top priority, and we also implemented a detailed COVID-19 response plan, which we believe helped mitigate the impact of COVID-19 on our results. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include detailed disclosures addressing the COVID-19 impact.
We continue to assess the economic environment in which we operate and any developments relating to the COVID-19 pandemic, and take appropriate actions to address the economic and other challenges we face. See "Industry Overview and Economic Outlook" below for a discussion of our end-markets, and Item 1A- Risk Factors for further discussion of the risks related to us and our business.
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
The Company focuses on the following in managing its human capital:
•Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments to see that workers are trained properly and that injuries and incidents are prevented. All of our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate (TRIR), preventable motor vehicle incidents per million miles, corrective actions and near miss frequency and have disclosed a goal to further reduce our TRIR. We also recognize outstanding safety behaviors through our annual awards program.
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. The program includes a biometric screening at work or off-site, a health assessment, a paid day off to be used for a wellness exam or day of service, tobacco cessation support, and participation incentives. Additionally, employees and family members can participate in virtual health challenges to encourage daily activity. Approximately 50 percent of eligible employees participated in the program in 2022.
•Diversity, equity and inclusion (“DEI”): We believe that an inclusive and diverse team is key to the success of our culture. Our commitment to DEI is demonstrated through many efforts including employee-led employee resource groups (“ERGs”); company-wide DEI goals; and inclusive volunteering opportunities. Our four ERGs aim to represent and support the diverse communities that make up our workforce by facilitating: networking and connecting with peers; education and awareness efforts; and leadership and skill development. The Company has internal goals for overall workforce diversity and for specific positions, and we have disclosed a goal to increase the percentage of diverse employees in sales and management roles, reflecting our commitment to increase diverse representation in our talent pipeline. There has been positive progress in these goals, as reflected in an over four-percentage point increase in diverse employees in sales and management roles from 29.1 percent in 2019 to 33.5 percent in 2022. In addition, the Company has made hiring, promotion, and fair inclusion of veterans a priority, through its veterans ERG and external partnerships that support this goal. The Company also engaged in a Company-wide volunteering initiative in 2022 for employees to make a positive impact for their teams, communities and customers.
•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including paid time off, retirement savings plans, medical and prescription drug benefits, dental and vision benefits, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal coverage, auto/home insurance, identity theft insurance and tuition assistance. Additionally, we have conducted four company-wide stock grant programs for employees since 2014 – the most recent grant took place in 2022 and was in honor of our 25th anniversary.
•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. For example, voluntary employee turnover, which represents voluntary terminations during the year divided by average headcount during the year, was 13.1 percent, 13.5 percent and 9.1 percent for 2022, 2021 and 2020, respectively. We also conduct an annual employee experience survey, which provides valuable information on drivers of engagement and areas where we can improve. In 2022, we switched survey administration to Peakon (a Workday company). Our 2022 employee experience survey showed strong results with average responses ranging from 8.4 to 9.2 out of 10 in each of our four survey categories: Engagement (8.5), Diversity & Inclusion (8.7), Health & Wellbeing (8.4) and Safety Commitment (9.2), which placed us in the top 10 percent of the Peakon Benchmark for Commercial and Professional Services Companies for each survey category. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all employee conference calls, and utilize Workplace, a virtual collaboration platform for our employees, to engage with our full team. The Company also sponsors the United Compassion Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2022, employees voluntarily donated approximately $1.2 million to the fund, and employees received 338 grants totaling approximately $1.0 million.

•Training and development: The Company is committed to the continual development of its employees. We aim for all new hires to attend JumpSTART, a new hire orientation, to quickly acclimate them to our culture, as well as applicable new hires to attend Center of Excellence (job related) training within 90 days of hire. We offer a wide array of training solutions (classroom, hands-on, e-learning and experience maps) for further development of our employees to help them achieve their career goals. In addition, as we did in 2022, we aim to regularly develop new training programs, launch pilot programs and expand leadership opportunities for our employees. In 2022, our employees enhanced their skills through approximately 645,000 hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. Although we still deliver some training virtually, we pivoted back to in-person training in 2022 (most training was delivered virtually during 2021 and 2020, primarily due to COVID-19). Our performance process encourages employee check-ins throughout the year to discuss performance and career goals, as well as development opportunities at all levels across the Company.
Strategy
For the past several years, as we continued to manage the impact of global economic conditions and COVID-19, we executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
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
•A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. We have a dedicated team responsible for reducing waste in our operational processes, with the objectives of: condensing the cycle time associated with preparing equipment for rent; optimizing our resources for delivery and pickup of equipment; improving the effectiveness and efficiency of our repair and maintenance operations; and implementing customer service best practices;
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance Corporation (“General Finance”), which is discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisition of assets of Ahern Rentals, which is discussed in note 4 to the consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. We also have a limited presence in Europe, Australia and New Zealand. See Item 2—Properties for further geographical detail on our rental network. In 2022, based on our classification of the vertical market segments in which our equipment was used:
•Industrial and other non-construction rentals represented approximately 48 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;

•Commercial construction rentals represented approximately 47 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare, entertainment and other commercial purposes; and
•Residential rentals represented approximately five percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.
We estimate that, based on industry estimates from the ARA, 2022 North American equipment rental industry revenue grew approximately 11 percent year-over-year. In 2022, our full year rental revenue increased by 23.3 percent year-over-year, which included the impact of the General Finance acquisition that was completed in May 2021 and the Ahern Rentals acquisition that was completed in December 2022, both of which are discussed in note 4 to the consolidated financial statements. The impact of these acquisitions on our equipment rentals revenue is primarily reflected in the year-over-year increase in average OEC of 13.6 percent for the year ended December 31, 2022. Our estimated North American market share of approximately 17 percent as of December 31, 2022, which included the standalone, pre-acquisition revenue of Ahern Rentals, increased from 15 percent as of December 31, 2021,which did not include the pre-acquisition revenue of Ahern Rentals, as the acquisition was completed in 2022.
In 2023, based on our analyses of industry forecasts and macroeconomic indicators, we expect that North American industry equipment rental revenue will increase approximately 4 percent.
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
•    permit customers to access and manage their accounts online; and
•    allow management to obtain a wide range of operational and financial data.
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
Geographic and Customer Diversity. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand, and our global branch network includes 1,521 rental locations. See Item 2—Properties for further geographical detail on our branch network. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:
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
Segment Information
We have two reportable segments– general rentals and specialty. Segment financial information is presented in note 5 to our consolidated financial statements.
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
Equipment Rental. We offer for rent approximately 4,600 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; mobile storage equipment and modular office space; and general tools and light equipment.
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
Competition
We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 17 percent market share, which includes the standalone, pre-acquisition revenue of Ahern Rentals, in North America based on 2022 total equipment rental industry revenues as measured by the ARA. Estimated market share is calculated by dividing our total 2022 North American rental revenue, plus the standalone, pre-acquisition revenue of Ahern Rentals, by ARA’s forecasted 2022 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See "Industry Overview and Economic Outlook" above for a discussion of our end-markets, as well as projected market performance in 2023.
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
Employees
Approximately 7,100 of our employees are salaried and approximately 17,500 are hourly. Collective bargaining agreements relating to approximately 143 separate locations cover approximately 1,600 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Industry and Economic Risks
Challenging economic conditions and the occurrence of unforeseen or catastrophic events, including public health crises and epidemics, have in the past adversely impacted, and may in the future adversely impact, us, our customers or our suppliers and in turn adversely affect our business, revenues and operating results.
Our business has been and may in the future be adversely affected by economic conditions in the United States and globally. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end-markets and adversely affect our revenues and operating results. Our general rental equipment and specialty equipment are used in connection with private non-residential construction and industrial activities. In the past, weakness in our end-markets has led to a decrease in the demand for our equipment and in the rates we realized. Such decreases have adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced.
In addition, the following factors, among others, could adversely impact us, our customers or our suppliers and in turn adversely affect our revenues and operating results:
•a decrease in expected levels of infrastructure spending;
•a lack of availability of credit;
•excess fleet in the equipment rental industry;
•a decrease in the level of exploration, development, production activity and capital spending by oil and natural gas companies;
•an increase in costs, including the cost of construction materials, as a result of inflation or other factors;
•an increase in interest rates;
•adverse weather conditions, which may temporarily affect a particular region;
•a prolonged shutdown of the U.S. government;
•public health crises and epidemics (or concerns over the possibility of such a health crisis or epidemic), such as COVID-19;
•supply chain disruptions;
•terrorism or hostilities involving the United States, Canada, Europe, Australia or New Zealand;
•geopolitical conflicts, such as Russia’s invasion of Ukraine, and the resultant sanctions and other measures imposed in response; or

•other unforeseen or catastrophic events.
These factors have in the past, and could in the future, among other things, cause weakness in our end-markets and impact customer demand for equipment rentals, reduce the availability and productivity of our employees, increase our costs, result in delayed payments from our customers and uncollectible accounts, impact previously announced strategic plans or impact our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all.
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
Prices for oil and natural gas are subject to potentially large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products. See “Operational Risks–Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.”
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
Increases in fuel costs or reduced supplies of fuel have in the past harmed, and could in the future again harm, our business.
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
At December 31, 2022, our total indebtedness was $11.4 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
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
•restricting our ability to move operating cash flows to Holdings. URNA’s payment capacity is restricted under the covenants in our senior secured asset-based revolving credit facility (“ABL facility”), our senior secured term loan credit facility (“term loan facility”) and the indentures governing URNA’s outstanding senior notes;
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. At December 31, 2022, we had $3.5 billion of indebtedness that bore interest at variable rates. As of December 31, 2022, our variable rate indebtedness represented 31 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
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

Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future and such indebtedness may be secured indebtedness. The indentures and other agreements governing our current indebtedness permit us to recapitalize our debt or take a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify and we may not be able to meet all of our debt obligations.
If we are unable to satisfy the financial covenant or comply with other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar financial covenant provisions.
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
These restrictions may cause us to suspend or cease the payment of dividends. These restrictions may also make more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our Board of Directors.
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
              A breach of any of the covenants or restrictions contained in these agreements would result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding under these agreements to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.
The amount of borrowings permitted under our ABL facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.
The amount of borrowings permitted at any time under our ABL facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under our

ABL facility, or limitations on the amounts we can borrow under our ABL facility, may adversely affect our liquidity, results of operations and financial position.
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
Acquisitions entail certain risks, including:
•unrecorded liabilities of acquired companies and unidentified issues with acquired companies or acquired assets that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;
•greater than expected expenses, such as the need to obtain additional debt or equity financing for any transaction;
•unfavorable accounting treatment and unexpected increases in taxes;
•adverse effects on our ability to maintain relationships with customers, employees and suppliers;
•inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•difficulty in assimilating the operations and personnel of an acquired company, or acquired assets, within our existing operations, including the consolidation of corporate and administrative functions;
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
Our failure to address these risks or other problems encountered in connection with any past or future acquisition could cause us to fail to realize the anticipated benefits of the acquisitions over the timeframe we expect, or at all, cause us to incur unanticipated liabilities or harm our existing operations or our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
We would expect to pay for any future acquisitions using cash, capital stock, net proceeds from the issuance of notes, borrowings under our credit facilities and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2022, we had $6.0 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, including rising inflation, competition or other factors;
•changes in customer, fleet, geographic and segment mix;
•commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;
•cost increases as a result of inflation;
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
In October 2022, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1.25 billion, excluding fees, commissions and other ancillary expenses. No repurchases were made as of December 31, 2022 under this program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements. We expect to resume repurchases under the program in the first quarter of 2023, and to repurchase $1.0 billion of common stock under the program in 2023.
Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. In August 2022, Congress passed the Inflation Reduction Act, which imposes a new one percent tax on stock repurchases, subject to certain adjustments, after December 31, 2022 by publicly traded U.S. companies, including us, which may also impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Our charter provisions, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.
We have in place certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our Board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under each of the ABL facility and the term loan facility, a change of control (as defined in the applicable credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility or the term loan facility, as applicable, and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and under certain circumstances would require us to offer to repurchase our outstanding senior notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
We cannot make any guarantees with respect to payment of dividends on our common stock.
In January 2023, our Board of Directors approved the declaration of a dividend on our common stock. The Board of Directors will regularly evaluate our capital allocation strategy and dividend policy, and any future determination to continue to pay dividends, and the amount of such dividends, will be at the discretion of the Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of the agreements governing our indebtedness. No assurance can be given that cash dividends will continue to be declared and paid, and, if declared and paid, the amount of such dividends.
Operational Risks
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, a worsening of economic conditions would be expected to result in increased delinquencies and credit losses.
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
We have been pursuing a general strategy of optimizing our field operations in order to address potential labor shortages, improve servicing capabilities, improve sales force effectiveness, and focus our sales force’s efforts on increasing revenues from our national account and other large customers. We also continue to pursue strategies to improve productivity. The extent to which these efforts and strategies will achieve our desired efficiencies and goals in 2023 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
Our centralization of equipment and non-equipment purchases has resulted in us depending on, and being exposed to, the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. The termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner, at a reasonable cost or at all.
Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.
Supply chain disruptions could impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future or supplier inability to manufacture or deliver equipment or parts. Any suspension or delay in our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.
If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet have increased, and may continue to increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.
If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.
The cost of new equipment for use in our rental fleet has increased, and could continue to increase in the future, due to increased material costs for our suppliers (including tariffs on raw materials) or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. Any disruptions in these systems or the failure of these systems to operate as expected could adversely affect our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or assets, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.
We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant additional resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We also face cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, have led, and could in the future lead, to disruptions in our online ordering system or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) has caused European Union (“EU”) data protection requirements to be more stringent and provides for greater penalties. Non-compliance with the GDPR could lead to lower revenues, increased costs (including fines, which could be significant) and other material adverse effects on our results of operations. In addition, countries such as the United Kingdom (the “UK”) have implemented the GDPR through their own legislation, for example, the UK Data Protection Act 2018, and certain countries and U.S. states have proposed or adopted their own data protection legislation. Complying with any new regulatory requirements could require us to incur substantial expenses or require us to change our business practices in a manner that could harm our business.
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
We are subject to risks related to our ability to meet our environmental and social goals, including our greenhouse gas intensity reduction goal.
Although we have announced environmental and social goals, including our greenhouse gas intensity reduction goal, our efforts to provide more low- and zero-emissions equipment to our customers and our efforts to provide customers with tools to monitor and manage their environmental impacts, there can be no assurance that our shareholders and other stakeholders will agree with our goals and strategies. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed to achieve our goals or failed to effectively respond to new or additional legal or regulatory requirements regarding climate change, could adversely affect our business and reputation. Execution of our environmental and social goals is subject to numerous risks and uncertainties, many of which are outside of our control, including, but not limited to, our ability to achieve our goals within the expected timeframes and the currently projected cost ranges; the availability and cost of renewable energy; the availability and cost of low- and zero-emissions equipment and vehicles for our rental fleet; the availability and cost of low- and zero-emissions vehicles for our sales, service and delivery non-rental fleet; compliance with global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of low- and zero-emissions equipment; the accuracy of the assumptions used to estimate customers’ emissions in our emissions tracking tool in Total Control®; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to successfully achieve our environmental and social goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.

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

•we do not currently maintain Company-wide stand-alone first party coverage for environmental liability (other than legally required and third party site pollution coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and
•certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.
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
Our 1,316 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,600 employees who are represented by unions and covered by collective bargaining agreements and approximately 23,000 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
As of January 1, 2023, we operated 1,521 rental locations. 1,316 of these locations are in the United States, 146 are in Canada, 13 are in Europe and 46 are in our Asia-Pacific network (which is comprised of our locations in Australia and New Zealand). The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and specialty (S) segments.

United States
●	Alabama (GR 29, S 9)	●	Maine (GR 4)	●	Oklahoma (GR 27, S 6)
●	Alaska (GR 2)	●	Maryland (GR 17, S 8)	●	Oregon (GR 13, S 6)
●	Arizona (GR 20, S 9)	●	Massachusetts (GR 17, S 5)	●	Pennsylvania (GR 21, S 7)
●	Arkansas (GR 13, S 2)	●	Michigan (GR 10, S 6)	●	Puerto Rico (GR 2)
●	California (GR 96, S 40)	●	Minnesota (GR 12, S 4)	●	Rhode Island (GR 2)
●	Colorado (GR 19, S 6)	●	Mississippi (GR 15, S 1)	●	South Carolina (GR 29, S 10)
●	Connecticut (GR 7, S 3)	●	Missouri (GR 20, S 8)	●	South Dakota (GR 2)
●	Delaware (GR 2)	●	Montana (GR 1)	●	Tennessee (GR 27, S 12)
●	Florida (GR 58, S 33)	●	Nebraska (GR 3, S 1)	●	Texas (GR 136, S 41)
●	Georgia (GR 40, S 11)	●	Nevada (GR 18, S 7)	●	Utah (GR 9, S 5)
●	Idaho (GR 6)	●	New Hampshire (GR 1, S 2)	●	Vermont (GR 2, S 1)
●	Illinois (GR 20, S 10)	●	New Jersey (GR 13, S 10)	●	Virginia (GR 27, S 9)
●	Indiana (GR 8, S 4)	●	New Mexico (GR 9, S 1)	●	Washington (GR 25, S 9)
●	Iowa (GR 11, S 3)	●	New York (GR 22, S 5)	●	West Virginia (GR 6, S 3)
●	Kansas (GR 17, S 3)	●	North Carolina (GR 30, S 12)	●	Wisconsin (GR 10, S 6)
●	Kentucky (GR 14, S 5)	●	North Dakota (GR 5, S 1)	●	Wyoming (GR 6)
●	Louisiana (GR 40, S 15)	●	Ohio (GR 20, S 14)

	Canada		Europe		Asia-Pacific
●	Alberta (GR 26, S 11)	●	Belgium (S 1)	●	Australia (S 27)
●	British Columbia (GR 23, S 5)	●	France (S 5)	●	New Zealand (S 19)
●	Manitoba (GR 5)	●	Germany (S 4)
●	New Brunswick (GR 6, S 1)	●	Netherlands (S 1)
●	Newfoundland (GR 5)	●	United Kingdom (S 2)
●	Nova Scotia (GR 4, S 1)
●	Ontario (GR 30, S 7)
●	Prince Edward Island (GR 1)
●	Quebec (GR 8, S 4)
●	Saskatchewan (GR 7, S 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 123 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 15,800 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 35 percent of this fleet is leased and the balance is owned.

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2023, there were 63 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2022 to October 31, 2022	186	(1)	$283.89	—
November 1, 2022 to November 30, 2022	31,435	(1)	$321.26	—
December 1, 2022 to December 31, 2022	203	(1)	$351.59	—
Total	31,824		$321.23	$—	$1,250,000,000
(1)All shares purchased were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. No repurchases were made as of December 31, 2022 under this program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements. We expect to resume repurchases under the program in the first quarter of 2023, and to repurchase $1.0 billion of common stock under the program in 2023.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data
Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
We have omitted discussions comparing 2021 and 2020 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Global Economic Conditions and COVID-19
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient capacity for our customers. In 2022, revenue from sales of rental equipment was largely flat year-over-year, however the number of units sold decreased approximately 17 percent year-over-year, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While the volume of sales of rental equipment decreased year-over-year, gross margin from sales of rental equipment increased 14.2 percentage points, which primarily reflected strong pricing and improved channel mix. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 3.3 percent in 2022 and 1.4 percent in 2021. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may be significant in the future.
COVID-19 was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the potential impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy, which will be driven by, among other things, any resurgences in cases, the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the measures that may in the future be implemented to protect public health. In March 2020, we first experienced rental volume declines associated with COVID-19, and the COVID-19 impact was most pronounced in 2020. In 2021 and 2022, we saw evidence of a continuing recovery of activity across our end-markets. The health and safety of our employees and customers has been, and remains, our top priority, and we also implemented a detailed COVID-19 response plan, which we believe helped mitigate the impact of COVID-19 on our results. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include detailed disclosures addressing the COVID-19 impact.
We continue to assess the economic environment in which we operate and any developments relating to the COVID-19 pandemic, and take appropriate actions to address the economic and other challenges we face. See "Item 1. Business-Industry Overview and Economic Outlook" for a discussion of our end-markets, and Item 1A- Risk Factors for further discussion of the risks related to us and our business.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,521 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand (see Item 2—Properties for further detail). Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $19.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,600 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2022, equipment rental revenues represented 87 percent of our total revenues.

For the past several years, as we continued to manage the impact of COVID-19, we executed a strategy focused on improving the profitability of our core equipment rental business through revenue growth, margin expansion and operational efficiencies. In particular, we have focused on customer segmentation, customer service differentiation, rate management, fleet management and operational efficiency. Our general strategy focuses on profitability and return on invested capital, and, in particular, calls for:
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
•A continued focus on “Lean” management techniques, including kaizen processes focused on continuous improvement. We have a dedicated team responsible for reducing waste in our operational processes, with the objectives of: condensing the cycle time associated with preparing equipment for rent; optimizing our resources for delivery and pickup of equipment; improving the effectiveness and efficiency of our repair and maintenance operations; and implementing customer service best practices;
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance Corporation (“General Finance”), which is discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals"), which is discussed in note 4 to the consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
In 2023, based on our analyses of industry forecasts and macroeconomic indicators, we expect that North American industry equipment rental revenue will increase approximately 4 percent. See "Item 1. Business- Industry Overview and Economic Outlook" for a discussion of our end-markets.
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2022:
•Equipment rentals increased 23.3 percent year-over-year, including the impact of the General Finance acquisition that was completed in May 2021 and the Ahern Rentals acquisition that was completed in December 2022, both of which are discussed in note 4 to the consolidated financial statements;
•Average OEC increased 13.6 percent year-over-year, including the impact of the General Finance and Ahern Rentals acquisitions;
•Fleet productivity increased 9.4 percent, primarily due to broad-based strength of demand across our end-markets; and
•68 percent of equipment rental revenue was derived from key accounts, as compared to 72 percent in 2021. Key accounts are each managed by a single point of contact to enhance customer service.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2022, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business (see note 12 to the consolidated financial statements for further discussion of our debt instruments):

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
•Entered into an uncommitted repurchase facility pursuant to which we may obtain short-term financing in an amount up to $100; and
•Issued $1.5 billion principal amount of 6 percent Senior Secured Notes due 2029. The issued debt, together with drawings on our ABL facility, was used to fund the Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements.
Total debt as of December 31, 2022 increased by $1.685 billion, or 17.4 percent, from December 31, 2021, primarily due to the $1.5 billion principal amount of debt issued to partially fund the Ahern Rentals acquisition, as discussed above. As of December 31, 2022, we had available liquidity of $2.896 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In 2022, we also repurchased $1 billion of common stock, completing the repurchase program that commenced in the first quarter of 2022. In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program. No repurchases were made as of December 31, 2022 under this program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition. We expect to resume repurchases under the program in the first quarter of 2023, and to repurchase $1.0 billion of common stock under the program in 2023. As discussed in note 19 to the consolidated financial statements, our Board of Directors also approved a quarterly dividend program in January 2023, and the first such dividend under the program is payable in February 2023.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2022 are presented below.

	Year Ended December 31,
	2022	2021	2020
Net income	$2,105	$1,386	$890
Diluted earnings per share	$29.65	$19.04	$12.20

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2022 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Year Ended December 31,
	2022		2021		2020
Tax rate applied to items below	25.3%		25.3%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$(2)	$(0.03)	$—	$—
Merger related intangible asset amortization (2)	(126)	(1.79)	(143)	(1.98)	(163)	(2.22)
Impact on depreciation related to acquired fleet and property and equipment (3)	(40)	(0.56)	(12)	(0.16)	(6)	(0.08)
Impact of the fair value mark-up of acquired fleet (4)	(20)	(0.29)	(28)	(0.38)	(37)	(0.51)
Restructuring charge (5)	—	—	(1)	(0.02)	(13)	(0.18)
Asset impairment charge (6)	(2)	(0.03)	(10)	(0.14)	(27)	(0.37)
Loss on repurchase/redemption of debt securities (7)	(13)	(0.18)	(22)	(0.31)	(137)	(1.88)

(1)This reflects transaction costs associated with the General Finance acquisition discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.

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
(5)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. As of December 31, 2022, there were no open restructuring programs. For additional information, see "Results of Operations-Other costs/(income)-restructuring charges" below.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
Net income	$2,105	$1,386	$890
Provision for income taxes	697	460	249
Interest expense, net	445	424	669
Depreciation of rental equipment	1,853	1,611	1,601
Non-rental depreciation and amortization	364	372	387
EBITDA	5,464	4,253	3,796
Merger related costs (1)	—	3	—
Restructuring charge (2)	—	2	17
Stock compensation expense, net (3)	127	119	70
Impact of the fair value mark-up of acquired fleet (4)	27	37	49
Adjusted EBITDA	$5,618	$4,414	$3,932
Net income margin	18.1%	14.3%	10.4%
Adjusted EBITDA margin	48.3%	45.4%	46.1%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$4,433	$3,689	$2,658
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(13)	(13)	(14)
Gain on sales of rental equipment	566	431	332
Gain on sales of non-rental equipment	9	10	8
Insurance proceeds from damaged equipment	32	25	40
Merger related costs (1)	—	(3)	—
Restructuring charge (2)	—	(2)	(17)
Stock compensation expense, net (3)	(127)	(119)	(70)
Loss on repurchase/redemption of debt securities (5)	(17)	(30)	(183)
Changes in assets and liabilities	(151)	(328)	241
Cash paid for interest	406	391	483
Cash paid for income taxes, net	326	202	318
EBITDA	5,464	4,253	3,796
Add back:
Merger related costs (1)	—	3	—
Restructuring charge (2)	—	2	17
Stock compensation expense, net (3)	127	119	70
Impact of the fair value mark-up of acquired fleet (4)	27	37	49
Adjusted EBITDA	$5,618	$4,414	$3,932
_________________

(1)This reflects transaction costs associated with the General Finance acquisition discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations. For additional information, see "Results of Operations-Other costs/(income)-merger related costs" below.
(2)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. As of December 31, 2022, there were no open restructuring programs. For additional information, see "Results of Operations-Other costs/(income)-restructuring charges" below.
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
For the year ended December 31, 2022, net income increased $719, or 51.9 percent, and net income margin increased 380 basis points to 18.1 percent. For the year ended December 31, 2022, adjusted EBITDA increased $1.204 billion, or 27.3 percent, and adjusted EBITDA margin increased 290 basis points to 48.3 percent.
The year-over-year increase in net income margin primarily reflects improved gross margins from equipment rentals and sales of rental equipment, reductions in SG&A expense, non-rental depreciation and amortization, and net interest expense as a percentage of revenue, partially offset by higher income tax expense as a percentage of revenue. Gross margin from sales of rental equipment increased year-over-year primarily due to strong pricing and improved channel mix. The higher gross margin from equipment rentals and the favorable margin impact of SG&A expense and non-rental depreciation and amortization all reflected better fixed cost absorption on higher revenue. Net interest expense for the years ended December 31, 2022 and 2021 included debt redemption losses of $17 and $30, respectively. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2022 increased by 8.6 percent year-over-year primarily due to a slight increase in average debt and higher interest rates (as noted above, the weighted average interest rates on our variable debt instruments were 3.3 percent in 2022 and 1.4 percent in 2021). While income tax expense increased $237, or 51.5 percent, year-over-year, the effective income tax rate was flat.

The increase in the adjusted EBITDA margin primarily reflects higher margins from equipment rentals (excluding depreciation) and sales of rental equipment, reduced SG&A expense as a percentage of revenue and an increase in the proportion of revenue from higher margin (excluding depreciation) equipment rentals. Gross margin from equipment rentals (excluding depreciation) increased 90 basis points primarily due to better fixed cost absorption on higher revenue. SG&A expense also benefited from better fixed cost absorption. Gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) increased 13.2 percentage points primarily due to strong pricing and improved channel mix.
Revenues. Revenues for each of the three years in the period ended December 31, 2022 were as follows:

	Year Ended December 31,			Change
	2022	2021	2020	2022	2021
Equipment rentals*	$10,116	$8,207	$7,140	23.3%	14.9%
Sales of rental equipment	965	968	858	(0.3)%	12.8%
Sales of new equipment	154	203	247	(24.1)%	(17.8)%
Contractor supplies sales	126	109	98	15.6%	11.2%
Service and other revenues	281	229	187	22.7%	22.5%
Total revenues	$11,642	$9,716	$8,530	19.8%	13.9%
*Equipment rentals variance components:
Year-over-year change in average OEC				13.6%	4.0%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				9.4%	10.4%
Contribution from ancillary and re-rent revenue (3)				1.8%	2.0%
Total change in equipment rentals				23.3%	14.9%
_________________

(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2021 includes the impact of COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions. The COVID-19 volume declines were most pronounced in 2020, and in 2021 and 2022, we saw evidence of a continuing recovery of activity across our end-markets.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 16 percent of equipment rental revenue in 2022. Delivery and pick-up revenue, which represented approximately eight percent of equipment rental revenue in 2022, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2022 total revenues of $11.6 billion increased 19.8 percent compared with 2021. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the year ended December 31, 2022). Equipment rentals increased 23.3 percent, primarily due to a 13.6 percent increase in average OEC, which includes the impact of the May 2021 acquisition of General Finance and the December 2022 acquisition of Ahern Rentals, and a 9.4 percent increase in fleet productivity, which reflects broad-based strength of demand across our end-markets. In March 2020, we first experienced rental volume declines, in response to shelter-in-place orders and other market restrictions, associated with COVID-19, and the COVID-19 impact was most pronounced in 2020. Beginning in 2021 and continuing through 2022, we have seen evidence of a continuing recovery of activity across our end-markets. Disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 and 2022 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Revenue from sales of rental equipment was largely flat year-over-year, however the number of units sold decreased approximately 17 percent year-over-year, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While the volume of sales of rental equipment decreased year-over-year, gross margin from sales of rental equipment increased 14.2 percentage points primarily due to strong pricing and improved channel mix.
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
Allowance for Credit Losses. We maintain allowances for credit losses. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See note 3 to our consolidated financial statements for further detail.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 50 percent of cost. The weighted average salvage value of our rental equipment is 12 percent of cost (immaterial salvage values are assigned to our property and equipment). Rental equipment is depreciated whether or not it is out on rent.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $215 or $275, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $23. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $43 or $66, respectively.
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
When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 5 to our consolidated financial statements, since December 31, 2021, our divisions have been our operating segments. We conducted the goodwill impairment test as of October 1, 2022 at the reporting unit level, which is one level below the operating segment level. We conducted the goodwill impairment test as of October 1, 2021 at the same reporting unit level, although at that time, the reporting unit was also the operating segment (see note 5 for further discussion of our segment structure).
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
In connection with our goodwill impairment test that was conducted as of October 1, 2022, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 37 percent. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance. All of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amounts by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentage by which the fair value for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment, property and equipment and lease assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. During the years ended December 31, 2022, 2021 and 2020, we recorded asset impairment charges of $3, $14 and $36, respectively, primarily in depreciation of rental equipment in our consolidated statements of income. These charges were primarily recognized in our general rentals segment. The 2020 charges principally related to the discontinuation of certain equipment programs, and were not related to COVID-19.
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
As discussed in note 5 to our consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended December 31, 2022, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Year Ended December 31, 2022
Equipment rentals	$7,345	$2,771	$10,116
Sales of rental equipment	835	130	965
Sales of new equipment	73	81	154
Contractor supplies sales	81	45	126
Service and other revenues	250	31	281
Total revenue	$8,584	$3,058	$11,642
Year Ended December 31, 2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	$7,351	$2,365	$9,716
Year Ended December 31, 2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	$6,699	$1,831	$8,530
Equipment rentals. 2022 equipment rentals of $10.1 billion increased 23.3 percent, primarily due to a 13.6 percent increase in average OEC, which includes the impact of the May 2021 acquisition of General Finance and the December 2022 acquisition of Ahern Rentals, and a 9.4 percent increase in fleet productivity, which reflects broad-based strength of demand across our end-markets. In March 2020, we first experienced rental volume declines, in response to shelter-in-place orders and other market restrictions, associated with COVID-19, and the COVID-19 impact was most pronounced in 2020. Beginning in 2021 and continuing through 2022, we have seen evidence of a continuing recovery of activity across our end-markets. Disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 and 2022 exceeded historic (pre-COVID-19) levels, which contributed to the increased average OEC. Equipment rentals represented 87 percent of total revenues in 2022.
On a segment basis, equipment rentals represented 86 percent and 91 percent of total revenues for general rentals and specialty, respectively. General rentals equipment rentals increased 20.9 percent as compared to 2021, primarily due to broad-based strength of demand across our end-markets and increased average OEC. As noted above, the impact of COVID-19 was most pronounced in 2020 and the broad recovery we saw as 2021 progressed continued through 2022. As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19 and then increased in 2021 and 2022, which contributed to the year-over-year increase in average OEC, which also includes the impact of the December 2022 acquisition of Ahern Rentals. Specialty rentals increased 29.9 percent as compared to 2021, including the impact of the General Finance acquisition. On a pro forma basis including the standalone, pre-acquisition revenues of General Finance, equipment rentals increased 25 percent. The increase in equipment rentals reflects broad-based strength of demand across our end-markets, as well as increased average OEC, both of which are discussed above.
Sales of rental equipment. For the three years in the period ended December 31, 2022, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for most of these sales. Revenue from sales of rental equipment was largely flat year-over-year, however the number of units sold decreased approximately 17 percent year-over-year, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While the volume of sales of rental equipment decreased year-over-year, gross margin from sales of rental equipment increased 14.2 percentage points primarily due to strong pricing and improved channel mix.

Sales of new equipment. For the three years in the period ended December 31, 2022, sales of new equipment represented approximately 2 percent of our total revenues. 2022 sales of new equipment of $154 decreased 24.1 percent from 2021 primarily due to supply chain constraints. For a discussion of the risks associated with supply chain disruptions, see Item 1A- Risk Factors (“Operational Risks-Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance").
Sales of contractor supplies. For the three years in the period ended December 31, 2022, sales of contractor supplies represented approximately 1 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2022 sales of contractor supplies did not change materially from 2021.
Service and other revenues. For the three years in the period ended December 31, 2022, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for most of these sales. 2022 service and other revenues increased 22.7 percent from 2021 primarily due to growth initiatives.
 Fourth Quarter Items. As discussed in note 12 to the consolidated financial statements, in the fourth quarter of 2022, we issued $1.5 billion principal amount of 6 percent Senior Secured Notes due 2029. The issued debt, together with drawings on our ABL facility, was used to fund the December 2022 Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2021 that had a material impact on our financial statements.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2022 were as follows:

	General rentals	Specialty	Total
2022
Equipment Rentals Gross Profit	$2,905	$1,340	$4,245
Equipment Rentals Gross Margin	39.6%	48.4%	42.0%
2021
Equipment Rentals Gross Profit	$2,269	$998	$3,267
Equipment Rentals Gross Margin	37.4%	46.8%	39.8%
2020
Equipment Rentals Gross Profit	$1,954	$765	$2,719
Equipment Rentals Gross Margin	35.7%	45.9%	38.1%

General rentals. For the three years in the period ended December 31, 2022, general rentals accounted for 70 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. For the year ended December 31, 2022, general rentals’ equipment rentals gross profit increased by $636, and equipment rentals gross margin increased by 220 basis points, from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 20.9 percent from 2021, primarily due to increased average OEC, which included the impact of the December 2022 acquisition of Ahern Rentals, and broad-based strength of demand across our end-markets.
Specialty. For the year ended December 31, 2022, equipment rentals gross profit increased by $342, and equipment rentals gross margin increased by 160 basis points from 2021. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue. As discussed above, equipment rental revenue increased 29.9 percent from 2021, including the impact of the May 2021 General Finance acquisition, primarily due to increased average OEC and broad-based strength of demand across our end-markets.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2022	2021	2020	2022	2021
Total gross margin	42.9%	39.7%	37.3%	320 bps	240 bps
Equipment rentals	42.0%	39.8%	38.1%	220 bps	170 bps
Sales of rental equipment	58.7%	44.5%	38.7%	1,420 bps	580 bps
Sales of new equipment	19.5%	16.7%	13.4%	280 bps	330 bps
Contractor supplies sales	33.3%	28.4%	29.6%	490 bps	(120) bps
Service and other revenues	40.2%	39.3%	37.4%	90 bps	190 bps
2022 gross margin of 42.9 percent increased 320 basis points from 2021. Equipment rentals gross margin increased 220 basis points from 2021, primarily due to better fixed cost absorption on higher revenue. As discussed above, equipment rentals increased 23.3 percent from 2021, including the impact of the May 2021 acquisition of General Finance and the December 2022 acquisition of Ahern Rentals, primarily due to increased average OEC and broad-based strength of demand across our end-markets. Gross margin from sales of rental equipment increased 14.2 percentage points from 2021, primarily due to strong pricing and improved channel mix. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2022).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2022:

	Year Ended December 31,			Change
	2022	2021	2020	2022	2021
Selling, general and administrative ("SG&A") expense	$1,400	$1,199	$979	16.8%	22.5%
SG&A expense as a percentage of revenue	12.0%	12.3%	11.5%	(30) bps	80 bps
Merger related costs	—	3	—	(100.0)%	—
Restructuring charge	—	2	17	(100.0)%	(88.2)%
Non-rental depreciation and amortization	364	372	387	(2.2)%	(3.9)%
Interest expense, net	445	424	669	5.0%	(36.6)%
Other (income) expense, net	(15)	7	(8)	(314.3)%	(187.5)%
Provision for income taxes	697	460	249	51.5%	84.7%
Effective tax rate	24.9%	24.9%	21.9%	— bps	300 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The year-over-year decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2022 was primarily due to better fixed cost absorption on higher revenue, partially offset by increases in certain discretionary expenses, including travel and entertainment. Certain discretionary expenses were reduced significantly in 2020 and early 2021 due to COVID-19, and have increased more recently as rental volume has increased (as noted above, the broad recovery we saw across our end-markets as 2021 progressed continued through 2022).
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
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $352. As of December 31, 2022, there were no open restructuring programs, and the total liability associated with the closed restructuring programs was $6.

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
Interest expense, net for the years ended December 31, 2022 and 2021 included aggregate debt redemption losses of $17 and $30, respectively. The debt redemption losses primarily reflect the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2022 increased by 8.6 percent year-over-year primarily due to a slight increase in average debt and higher interest rates (as noted above, the weighted average interest rates on our variable debt instruments were 3.3 percent in 2022 and 1.4 percent in 2021).
Other (income) expense, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements. The effective income tax rate for the year ended December 31, 2022 was flat year-over-year.
Balance sheet. Accounts receivable, net increased by $327, or 19.5 percent, from December 31, 2021 to December 31, 2022 primarily due to increased revenue. Prepaid expenses and other assets increased by $215, or 129.5 percent, from December 31, 2021 to December 31, 2022, primarily due to tax depreciation benefits associated with the Ahern Rentals acquisition (see note 6 to the consolidated financial statements for further detail). Rental equipment, net increased by $2.717 billion, or 25.7 percent, from December 31, 2021 to December 31, 2022 primarily due to the impact of the Ahern Rentals acquisition and increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment). As discussed above, capital expenditures were significantly reduced in 2020 due to COVID-19, while capital expenditures in 2021 and 2022 have exceeded historic (pre-COVID-19) levels. Property and equipment, net increased by $227, or 37.1 percent, from December 31, 2021 to December 31, 2022 primarily due to the impact of the Ahern Rentals acquisition. Accounts payable increased by $323, or 39.6 percent, from December 31, 2021 to December 31, 2022, primarily due to increased business activity, which included the impact of improved economic conditions. Accrued expenses and other liabilities increased $264, or 30.0 percent, from December 31, 2021 to December 31, 2022, primarily due to the impact of increased business activity (see note 10 to the consolidated financial statements for further detail on accrued expenses and other liabilities). Total debt as of December 31, 2022 increased by $1.685 billion, or 17.4 percent, from December 31, 2021, primarily due to the $1.5 billion principal amount of debt issued to partially fund the Ahern Rentals acquisition. See note 12 to the consolidated financial statements for further detail on short-term and long-term debt. Deferred taxes increased by $517, or 24.0 percent, from December 31, 2021 to December 31, 2022 primarily due to the impact of increased capital expenditures and the equipment acquired in the Ahern Rentals acquisition. See note 14 to the consolidated financial statements for further detail on deferred taxes.
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
On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. No repurchases were made as of December 31, 2022 under this program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition. We expect to resume repurchases under the program in the first quarter of 2023, and to repurchase $1.0 billion of common stock under the program in 2023. Since 2012, we have repurchased a total of $4.957 billion of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended). As discussed in note 19 to the consolidated financial statements, our Board of Directors also approved a quarterly dividend program in January 2023, and the first such dividend under the program is payable in February 2023.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2022, we had cash and cash equivalents of $106. Cash equivalents at December 31, 2022 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2022:

ABL facility:
Borrowing capacity, net of letters of credit	$2,650
Outstanding debt, net of debt issuance costs	1,523
Interest rate at December 31, 2022	5.4%
Average month-end principal amount of debt outstanding (1)	1,107
Weighted-average interest rate on average debt outstanding	3.2%
Maximum month-end principal amount of debt outstanding (1)	1,621
Accounts receivable securitization facility:
Borrowing capacity	140
Outstanding debt, net of debt issuance costs	959
Interest rate at December 31, 2022	5.3%
Average month-end principal amount of debt outstanding	928
Weighted-average interest rate on average debt outstanding	2.7%
Maximum month-end principal amount of debt outstanding	1,097
 ___________________
(1)As discussed in note 12 to the consolidated financial statements, in May 2022, we redeemed $500 principal amount of our 5 1/2 percent Senior Notes, using cash and borrowings under the ABL facility. The maximum outstanding amount of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the ABL facility to fund the partial redemption of the 5 1/2 percent Senior Notes.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases, (vi) dividends and (vii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Debt and finance leases (1)	$161	$1,007	$960	$7	$2,786	$6,526	$11,447
Interest due on debt (2)	564	536	501	453	389	584	3,027
Operating leases (1)	237	207	171	133	84	95	927
Purchase obligations (3)	5,149	112	1	2	—	—	5,264

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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2022.
(3)    As of December 31, 2022, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2023 and 2024.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL and accounts receivable securitization facilities. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $2.471 billion, $2.030 billion and $103 in 2022, 2021 and 2020, respectively. Disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to net rental capital expenditures in 2020 that were significantly below historic levels. While capital expenditures were significantly reduced in 2020 due to COVID-19, capital expenditures in 2021 and 2022 exceeded historic (pre-COVID-19) levels.

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 23, 2023 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of December 31, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2022, we (i) generated cash from operating activities of $4.433 billion, (ii) generated cash from the sale of rental and non-rental equipment of $989 and (iii) received cash from debt proceeds, net of payments, of $1.644 billion. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $3.690 billion, (ii) purchase other companies for $2.340 billion and (iii) purchase shares of our common stock for $1.068 billion. During 2021, we (i) generated cash from operating activities of $3.689 billion and (ii) generated cash from the sale of rental and non-rental equipment of $998. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $3.198 billion, (ii) purchase other companies for $1.436 billion and (iii) make debt payments, net of proceeds, of $98.
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

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$4,433	$3,689	$2,658
Purchases of rental equipment	(3,436)	(2,998)	(961)
Purchases of non-rental equipment and intangible assets	(254)	(200)	(197)
Proceeds from sales of rental equipment	965	968	858
Proceeds from sales of non-rental equipment	24	30	42
Insurance proceeds from damaged equipment	32	25	40
Free cash flow	$1,764	$1,514	$2,440
Free cash flow for the year ended December 31, 2022 was $1.764 billion, an increase of $250 as compared to $1.514 billion for the year ended December 31, 2021. Free cash flow increased primarily due to increased net cash provided by operating activities, partially offset by increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) and increased purchases of non-rental equipment and intangible assets. Net rental capital expenditures increased $441, or 22 percent, year-over-year. As discussed above, disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan, which contributed to net rental capital expenditures in 2020 that were significantly below historic (pre-COVID-19) levels, while capital expenditures in 2021 and 2022 have exceeded historic levels.
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

All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2022, the indebtedness of our non-guarantors was comprised of (i) $959 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $133 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $9 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of December 31, 2022, the amount available for distribution under the most restrictive of these covenants was $1.392 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of December 31, 2022, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $6.153 billion.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2022
Current receivable from non-guarantor subsidiaries	$26
Other current assets	615
Total current assets	641
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	19,618
Total long-term assets	19,718
Total assets	20,359
Current liabilities	2,139
Long-term liabilities	13,349
Total liabilities	15,488
Year Ended December 31, 2022
Total revenues	$10,482
Gross profit	4,536
Net income	1,870

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2022, we had an aggregate of $3.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2022 under these facilities. As of December 31, 2022, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $26 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2022, we had an aggregate of $7.8 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2022 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the year ended December 31, 2022, our foreign subsidiaries accounted for $1.154 billion, or 10 percent, of our total revenue of $11.642 billion, and $233, or 8 percent, of our total pretax income of $2.802 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2023 expressed an unqualified opinion thereon.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill was $6.0 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimations required to determine the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, including the discount rates, revenue growth rates, and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) margin, all of which are affected by expectations about future operational, rental industry market or economic conditions.

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
Stamford, Connecticut
January 25, 2023

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$106	$144
Accounts receivable, net	2,004	1,677
Inventory	232	164
Prepaid expenses and other assets	381	166
Total current assets	2,723	2,151
Rental equipment, net	13,277	10,560
Property and equipment, net	839	612
Goodwill	6,026	5,528
Other intangible assets, net	452	615
Operating lease right-of-use assets	819	784
Other long-term assets	47	42
Total assets	$24,183	$20,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$161	$906
Accounts payable	1,139	816
Accrued expenses and other liabilities	1,145	881
Total current liabilities	2,445	2,603
Long-term debt	11,209	8,779
Deferred taxes	2,671	2,154
Operating lease liabilities	642	621
Other long-term liabilities	154	144
Total liabilities	17,121	14,301
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,758,508 and 69,356,981 shares issued and outstanding, respectively, at December 31, 2022 and 114,434,075 and 72,420,566 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	2,626	2,567
Retained earnings	9,656	7,551
Treasury stock at cost—45,401,527 and 42,013,509 shares at December 31, 2022 and December 31, 2021, respectively	(4,957)	(3,957)
Accumulated other comprehensive loss	(264)	(171)
Total stockholders’ equity	7,062	5,991
Total liabilities and stockholders’ equity	$24,183	$20,292

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Equipment rentals	$10,116	$8,207	$7,140
Sales of rental equipment	965	968	858
Sales of new equipment	154	203	247
Contractor supplies sales	126	109	98
Service and other revenues	281	229	187
Total revenues	11,642	9,716	8,530
Cost of revenues:
Cost of equipment rentals, excluding depreciation	4,018	3,329	2,820
Depreciation of rental equipment	1,853	1,611	1,601
Cost of rental equipment sales	399	537	526
Cost of new equipment sales	124	169	214
Cost of contractor supplies sales	84	78	69
Cost of service and other revenues	168	139	117
Total cost of revenues	6,646	5,863	5,347
Gross profit	4,996	3,853	3,183
Selling, general and administrative expenses	1,400	1,199	979
Merger related costs	—	3	—
Restructuring charge	—	2	17
Non-rental depreciation and amortization	364	372	387
Operating income	3,232	2,277	1,800
Interest expense, net	445	424	669
Other (income) expense, net	(15)	7	(8)
Income before provision for income taxes	2,802	1,846	1,139
Provision for income taxes	697	460	249
Net income	$2,105	$1,386	$890
Basic earnings per share	$29.77	$19.14	$12.24
Diluted earnings per share	$29.65	$19.04	$12.20

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$2,105	$1,386	$890
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(93)	(26)	40
Fixed price diesel swaps	—	1	—
Other comprehensive (loss) income (1)	(93)	(25)	40
Comprehensive income	$2,012	$1,361	$930

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2022, 2021 or 2020. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2022, 2021 or 2020. See note 14 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2022, 2021 or 2020.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (1)
Balance at January 1, 2020	74	$1	$2,440	$5,275	39	$(3,700)	$(186)
Net income				890
Foreign currency translation adjustments							40
Stock compensation expense, net	1		70
Exercise of common stock options	—		1
Tax withholding for share based compensation			(29)
Repurchase of common stock	(3)				3	(257)
Balance at December 31, 2020	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				1,386
Foreign currency translation adjustments							(26)
Fixed price diesel swaps							1
Stock compensation expense, net	—		119
Tax withholding for share based compensation			(34)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				2,105
Foreign currency translation adjustments							(93)
Stock compensation expense, net	—		127
Tax withholding for share based compensation			(68)
Repurchase of common stock	(3)				3	(1,000)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)

(1)As of December 31, 2022, 2021 and 2020, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash Flows From Operating Activities:
Net income	$2,105	$1,386	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,217	1,983	1,988
Amortization of deferred financing costs and original issue discounts	13	13	14
Gain on sales of rental equipment	(566)	(431)	(332)
Gain on sales of non-rental equipment	(9)	(10)	(8)
Insurance proceeds from damaged equipment	(32)	(25)	(40)
Stock compensation expense, net	127	119	70
Merger related costs	—	3	—
Restructuring charge	—	2	17
Loss on repurchase/redemption of debt securities	17	30	183
Increase (decrease) in deferred taxes	537	268	(121)
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(329)	(300)	218
(Increase) decrease in inventory	(25)	9	(5)
(Increase) decrease in prepaid expenses and other assets	(164)	248	(228)
Increase in accounts payable	304	307	10
Increase in accrued expenses and other liabilities	238	87	2
Net cash provided by operating activities	4,433	3,689	2,658
Cash Flows From Investing Activities:
Purchases of rental equipment	(3,436)	(2,998)	(961)
Purchases of non-rental equipment and intangible assets	(254)	(200)	(197)
Proceeds from sales of rental equipment	965	968	858
Proceeds from sales of non-rental equipment	24	30	42
Insurance proceeds from damaged equipment	32	25	40
Purchases of other companies, net of cash acquired	(2,340)	(1,436)	(2)
Purchases of investments	(7)	—	(3)
Net cash used in investing activities	(5,016)	(3,611)	(223)
Cash Flows From Financing Activities:
Proceeds from debt	9,885	8,364	9,260
Payments of debt	(8,241)	(8,462)	(11,245)
Payments of financing costs	(24)	(8)	(23)
Proceeds from the exercise of common stock options	—	—	1
Common stock repurchased, including tax withholdings for share based compensation	(1,068)	(34)	(286)
Net cash provided by (used in) financing activities	552	(140)	(2,293)
Effect of foreign exchange rates	(7)	4	8
Net (decrease) increase in cash and cash equivalents	(38)	(58)	150
Cash and cash equivalents at beginning of year	144	202	52
Cash and cash equivalents at end of year	$106	$144	$202
Supplemental disclosure of cash flow information:
Cash paid for interest	$406	$391	$483
Cash paid for income taxes, net	326	202	318
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
Global Economic Conditions and COVID-19
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient capacity for our customers. In 2022, revenue from sales of rental equipment was largely flat year-over-year, however the number of units sold decreased approximately 17 percent year-over-year, as we held on to fleet to serve strong customer demand and to ensure greater fleet availability in the event industry supply chain challenges persist or worsen. While the volume of sales of rental equipment decreased year-over-year, gross margin from sales of rental equipment increased 14.2 percentage points, which primarily reflected strong pricing and improved channel mix. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 3.3 percent in 2022 and 1.4 percent in 2021. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may be significant in the future.
COVID-19 was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has significantly disrupted supply chains and businesses around the world. Uncertainty remains regarding the potential impact of existing and emerging variant strains of COVID-19 on the operations and financial position of United Rentals, and on the global economy, which will be driven by, among other things, any resurgences in cases, the effectiveness of vaccines against COVID-19 (including against emerging variant strains), and the measures that may in the future be implemented to protect public health. In March 2020, we first experienced rental volume declines associated with COVID-19, and the COVID-19 impact was most pronounced in 2020. In 2021 and 2022, we saw evidence of a continuing recovery of activity across our end-markets. The health and safety of our employees and customers has been, and remains, our top priority, and we also implemented a detailed COVID-19 response plan, which we believe helped mitigate the impact of COVID-19 on our results. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include detailed disclosures addressing the COVID-19 impact.
We continue to assess the economic environment in which we operate and any developments relating to the COVID-19 pandemic, and take appropriate actions to address the economic and other challenges we face.

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Credit Losses
We maintain allowances for credit losses. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See note 3 to our consolidated financial statements for further detail.
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 20 years. Rental equipment is depreciated to a salvage value of zero to 50 percent of cost. The weighted average salvage value of our rental equipment is 12 percent of cost. Rental equipment is depreciated whether or not it is out on rent.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is three to 40 years. Ordinary repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.
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
When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 5 to our consolidated financial statements, our divisions are our operating segments. We conduct the goodwill impairment test at the reporting unit level, which is one level below the operating segment level.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2022, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 37 percent. As discussed in note 4 to the consolidated financial statements, in May 2021, we completed the acquisition of General Finance. All of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amounts by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentage by which the fair value for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
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
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately 5 years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods generally ranging from 5 to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over initial periods of approximately 5 years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was immaterial for the years ended December 31, 2022, 2021 and 2020.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $53, $49 and $22 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of the allowance for credit losses, depreciation and amortization, income taxes and reserves for claims. Actual results could materially differ from those estimates.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2022			2021			2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$8,310	$—	$8,310	$6,840	$—	$6,840	$6,056	$—	$6,056
Re-rent revenue	235	—	235	194	—	194	142	—	142
Ancillary and other rental revenues:
Delivery and pick-up	—	799	799	—	616	616	—	506	506
Other	596	176	772	426	131	557	338	98	436
Total ancillary and other rental revenues	596	975	1,571	426	747	1,173	338	604	942
Total equipment rentals	9,141	975	10,116	7,460	747	8,207	6,536	604	7,140
Sales of rental equipment	—	965	965	—	968	968	—	858	858
Sales of new equipment	—	154	154	—	203	203	—	247	247
Contractor supplies sales	—	126	126	—	109	109	—	98	98
Service and other revenues	—	281	281	—	229	229	—	187	187
Total revenues	$9,141	$2,501	$11,642	$7,460	$2,256	$9,716	$6,536	$1,994	$8,530
Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2022, 74 percent and 90 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 71 percent of total revenues for the year ended December 31, 2022) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $131 and $83 as of December 31, 2022 and 2021, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 79 percent of our total revenues for the year ended December 31, 2022). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2022, 2021, and 2020. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2022 and 2021. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 79 percent of our total revenues for the year ended December 31, 2022), and these revenues account for corresponding portions of the $2.004 billion of net accounts receivable and the associated allowance for credit losses of $134 as of December 31, 2022.
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

	Year ended December 31,
	2022	2021	2020
Beginning balance	$112	$108	$103
Charged to costs and expenses (1)	11	5	9
Charged to revenue (2)	49	31	25
Deductions and other (3)	(38)	(32)	(29)
Ending balance	$134	$112	$108
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2022 and December 31, 2021 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2022 and December 31, 2021 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022.

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
General Finance Acquisition
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
(3)All of the goodwill was assigned to our specialty segment. The level of goodwill that resulted from the acquisition is primarily reflective of General Finance's going-concern value, the value of General Finance's assembled workforce and new customer relationships expected to arise from the acquisition. $28 of goodwill is expected to be deductible for income tax purposes.
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
Ahern Rentals Acquisition
On December 7, 2022, we completed the acquisition of assets of Ahern Rentals, which was accounted for as a business combination. Ahern Rentals was the eighth largest equipment rental company in North America and served customers primarily in the construction and industrial sectors across 30 states. The acquisition is expected to:
• Increase capacity in key geographies, with concentrations on both U.S. coasts and in the Gulf region;
• Increase availability of high-demand aerial and material handling equipment for our customers; and
• Create immediate cross-sell opportunities to an expanded customer base.
The aggregate consideration paid to acquire Ahern Rentals was $2.012 billion. The acquisition and related fees and expenses were funded through the issuance of $1.5 billion principal amount of 6 percent Senior Secured Notes (see note 12 to the consolidated financial statements for further information) and drawings on our ABL facility.
The following table summarizes the net book values of the assets acquired and liabilities assumed as of the acquisition date. The initial accounting for the acquisition is incomplete, principally related to finalizing 1) the measurement of the acquired net working capital, 2) the valuation of the acquired rental equipment (inclusive of the completion of our usual and customary procedures to validate the existence of the acquired rental fleet) and intangible assets, 3) the impact of lease accounting and 4) the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that we must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of December 31, 2022.

Inventory	$44
Rental equipment	1,352
Property and equipment	171
Other assets	8
Total identifiable assets acquired	1,575
Current liabilities	(33)
Total liabilities assumed	(33)
Net identifiable assets acquired	1,542
Goodwill (1)	470
Net assets acquired	$2,012
(1)Goodwill was primarily assigned to our general rentals segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition date to the balance sheet date of December 31, 2022. As such, we expect that goodwill will change materially from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of Ahern Rentals' going-concern value, the value of Ahern Rentals' assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because this is a purchase of assets, the goodwill that is deductible for income tax purposes equals the total acquired goodwill. As noted above, we expect that goodwill will change materially from the amount above).

The debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. It is not practicable to reasonably estimate the amounts of revenue and earnings of Ahern Rentals since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired Ahern Rentals locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to 1) the General Finance acquisition as if it had been completed on January 1, 2020 and 2) the Ahern Rentals acquisition as if it had been completed on January 1, 2021. The tables below present unaudited pro forma consolidated income statement information as if the General Finance and Ahern Rentals acquisitions had been included in our consolidated results for the entire periods reflected. The pro forma information is not necessarily indicative of our revenue results had the acquisitions been completed on the above dates, nor is it necessarily indicative of our future results. The pro forma revenue information reflects the historic revenues of General Finance and Ahern Rentals presented in accordance with our revenue mapping, and does not include any additional revenue opportunities following the acquisitions. Ahern Rentals’ historic revenue only includes revenue associated with the purchased assets. For Ahern Rentals, pro forma revenue information is presented below but pro forma income information is not presented, as we expect that there will be material adjustments to the values of the assets acquired, including establishing the value of the potential intangible assets, and liabilities assumed, and, as such, we cannot presently provide meaningful pro forma income information. The acquisition measurement period for General Finance has ended and the values assigned to the General Finance assets acquired and liabilities assumed are final. The opening balance sheet values assigned to the Ahern Rentals assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. We expect that such valuation changes could be material, primarily because of the proximity of the acquisition date to December 31, 2022. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. In future periods, we expect to provide pro forma revenue and income information for Ahern Rentals. General Finance is excluded from the 2022 presentation below because it was included in our results for the entire year ended December 31, 2022.

	Year Ended
	December 31,
	2022	2021
United Rentals historic revenues	$11,642	$9,716
General Finance historic revenues	—	144
Ahern Rentals historic revenues	827	842
Pro forma revenues	$12,469	$10,702

Year Ended
December 31,
2021
United Rentals historic pretax income	$1,846
General Finance historic pretax income	9
Combined pretax income	1,855
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(11)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(6)
Intangible asset amortization (3)	(11)
Interest expense (4)	(6)
Elimination of historic interest (5)	23
Elimination of merger related costs (6)	12
Elimination of changes in the valuation of bifurcated derivatives in convertible notes (7)	(16)
Pro forma pretax income	$1,840
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
(5) Historic interest on debt that is not part of the combined entity was eliminated. The adjustment includes a debt redemption loss of $12.
(6) Merger related costs primarily comprised of financial and legal advisory fees associated with the General Finance acquisition were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date. The adjustment includes $9 of merger related costs recognized by General Finance prior to the acquisition.
(7) General Finance historically recognized changes in the valuation of bifurcated derivatives in convertible notes in its statements of operations. These historic changes were eliminated because the bifurcated derivatives are not part of the combined entity.

In addition to the General Finance and Ahern Rentals acquisitions discussed above, during 2022 and 2021, we completed a series of acquisitions which were not significant individually or in the aggregate. See the consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired, which includes General Finance, Ahern Rentals and the other completed acquisitions, and see note 9 to our consolidated financial statements for rollforwards showing the goodwill acquired associated with these acquisitions.

5.    Segment Information
Our reportable segments are i) general rentals and ii) specialty. In the fourth quarter of 2021, following a realignment of certain of our divisions and regions, and changes in leadership roles and responsibilities, we updated our analysis of operating segments and concluded that our divisions represent our operating segments. Prior to the fourth quarter of 2021, our regions were our operating segments. While this update reflects a change in operating segments, it did not result in any changes to the rental locations in each reportable segment, and, as a result, there were no changes to the historically reported segment financial information.
As noted below, we evaluate segment performance primarily based on segment equipment rentals gross profit. The primary change resulting from the change in segment presentation is to our ongoing review of segment equipment rentals margins, which we monitor on a quarterly basis to assess margin similarity between operating segments. Because of the change in operating segments, this margin analysis is now conducted at the division level, while it was historically (prior to the realignment in the fourth quarter of 2021) performed at the region level. As discussed further in note 2 to our consolidated financial statements ("Evaluation of Goodwill Impairment"), we test for goodwill impairment at the reporting unit (the region, which is one level below the operating segment (division)) level, and the change in the segment structure did not impact our goodwill impairment testing.
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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Primarily rented by our general rentals segment:
General construction and industrial equipment	42%	42%	43%
Aerial work platforms	24%	26%	27%
General tools and light equipment	8%	8%	8%
Primarily rented by our specialty segment:
Power and HVAC equipment	10%	9%	9%
Trench safety equipment	6%	6%	6%
Fluid solutions equipment	7%	7%	7%
Mobile storage equipment and modular office space (1)	3%	2%	—%

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

The following table sets forth financial information by segment as of, and for the years ended, December 31, 2022, 2021 and 2020:

	General rentals	Specialty	Total
2022
Equipment rentals	$7,345	$2,771	$10,116
Sales of rental equipment	835	130	965
Sales of new equipment	73	81	154
Contractor supplies sales	81	45	126
Service and other revenues	250	31	281
Total revenue	8,584	3,058	11,642
Depreciation and amortization expense	1,765	452	2,217
Equipment rentals gross profit	2,905	1,340	4,245
Capital expenditures	2,868	822	3,690
Total assets	$19,604	$4,579	$24,183
2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	7,351	2,365	9,716
Depreciation and amortization expense	1,611	372	1,983
Equipment rentals gross profit	2,269	998	3,267
Capital expenditures	2,719	479	3,198
Total assets	$16,087	$4,205	$20,292
2020
Equipment rentals	$5,472	$1,668	$7,140
Sales of rental equipment	785	73	858
Sales of new equipment	214	33	247
Contractor supplies sales	64	34	98
Service and other revenues	164	23	187
Total revenue	6,699	1,831	8,530
Depreciation and amortization expense	1,633	355	1,988
Equipment rentals gross profit	1,954	765	2,719
Capital expenditures	969	189	1,158
Total assets	$15,051	$2,817	$17,868
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
Total equipment rentals gross profit	$4,245	$3,267	$2,719
Gross profit from other lines of business	751	586	464
Selling, general and administrative expenses	(1,400)	(1,199)	(979)
Merger related costs (1)	—	(3)	—
Restructuring charge (2)	—	(2)	(17)
Non-rental depreciation and amortization	(364)	(372)	(387)
Interest expense, net	(445)	(424)	(669)
Other income (expense), net	15	(7)	8
Income before provision for income taxes	$2,802	$1,846	$1,139

 ___________________
(1)Reflects transaction costs associated with the General Finance acquisition discussed in note 4 to the consolidated financial statements. Merger related costs only include costs associated with major acquisitions that significantly impact our operations.
(2)Primarily relates to branch closure charges and severance costs associated with our closed restructuring programs. As of December 31, 2022, there were no open restructuring programs.

We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. The foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2022, 2021 and 2020, except for balance sheet information, which is presented as of December 31, 2022 and 2021:

	Domestic	Foreign	Total
2022
Equipment rentals	$9,139	$977	$10,116
Sales of rental equipment	870	95	965
Sales of new equipment	122	32	154
Contractor supplies sales	109	17	126
Service and other revenues	248	33	281
Total revenue	10,488	1,154	11,642
Rental equipment, net	12,047	1,230	13,277
Property and equipment, net	789	50	839
Goodwill and other intangible assets, net	$6,024	$454	$6,478
2021
Equipment rentals	$7,430	$777	$8,207
Sales of rental equipment	873	95	968
Sales of new equipment	162	41	203
Contractor supplies sales	95	14	109
Service and other revenues	201	28	229
Total revenue	8,761	955	9,716
Rental equipment, net	9,448	1,112	10,560
Property and equipment, net	560	52	612
Goodwill and other intangible assets, net	$5,637	$506	$6,143
2020
Equipment rentals	$6,543	$597	$7,140
Sales of rental equipment	784	74	858
Sales of new equipment	218	29	247
Contractor supplies sales	86	12	98
Service and other revenues	166	21	187
Total revenue	$7,797	$733	$8,530
6.    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
	2022	2021
Equipment (1)	$17	$53
Insurance	31	29
Advertising reimbursements (2)	25	21
Income taxes (3)	235	3
Other (4)	73	60
Prepaid expenses and other assets	$381	$166
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advanced purchase agreements. Such deposits are presented as a component of cash flows from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services. See note 2 ("Advertising Expense") for further detail.
(3)    The year-over-year increase in the income tax assets primarily relates to tax depreciation benefits associated with the Ahern Rentals acquisition discussed in note 4 to the consolidated financial statements. The tax depreciation deductions generated by the Ahern Rentals acquisition resulted in an income tax receivable associated with U.S. federal and state tax payments made prior to the acquisition (we expect that this receivable will reduce the cash paid for income taxes in 2023).

(4)    Includes multiple items, none of which are individually significant.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2022	2021
Rental equipment	$20,074	$16,445
Less accumulated depreciation	(6,797)	(5,885)
Rental equipment, net (1)	$13,277	$10,560
_________________
(1)    Disciplined management of capital expenditures and fleet capacity is a component of our COVID-19 response plan. In 2020, when we significantly reduced capital expenditures largely due to COVID-19, net rental equipment declined $1.082 billion. Capital expenditures in 2022 and 2021 have exceeded historic (pre-COVID-19) levels. The increase in net rental equipment in 2022 primarily reflects net rental capital expenditures (purchases of rental equipment less proceeds from sales of rental equipment) that exceeded historic levels, as well as the impact of the Ahern Rentals acquisition discussed in note 4 to the consolidated financial statements. Net rental capital expenditures were $2.471 billion, $2.030 billion and $103 in 2022, 2021 and 2020, respectively.

8.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
Land	$131	$117
Buildings	230	222
Non-rental vehicles	317	187
Machinery and equipment	223	182
Furniture and fixtures	402	345
Leasehold improvements	516	427
	1,819	1,480
Less accumulated depreciation and amortization	(980)	(868)
Property and equipment, net	$839	$612

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2022:

	General rentals	Specialty	Total
Balance at January 1, 2020 (1)	$4,362	$792	$5,154
Goodwill related to acquisitions (2)	1	(3)	(2)
Foreign currency translation and other adjustments	5	11	16
Balance at December 31, 2020 (1)	4,368	800	5,168
Goodwill related to acquisitions (2) (3)	76	295	371
Foreign currency translation and other adjustments	1	(12)	(11)
Balance at December 31, 2021 (1)	4,445	1,083	5,528
Goodwill related to acquisitions (2) (3)	549	(20)	529
Foreign currency translation and other adjustments	(14)	(17)	(31)
Balance at December 31, 2022 (1)	$4,980	$1,046	$6,026

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
(3)    For additional detail on the May 2021 acquisition of General Finance, which was assigned to our specialty segment and accounted for most of the goodwill related to acquisitions in 2021, and on the December 2022 acquisition of Ahern Rentals, which was primarily assigned to our general rentals segment and accounted for most of the goodwill related to acquisitions in 2022, see note 4 to our consolidated financial statements. The negative goodwill related to acquisitions for the Specialty segment in 2022 primarily reflects measurement period adjustments associated with the General Finance acquisition, partially offset by other acquisition activity.
Other intangible assets were comprised of the following at December 31, 2022 and 2021:

	December 31, 2022
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$69	$22	$47
Customer relationships	5 years	$2,349	$1,949	$400
Trade names and associated trademarks	3 years	$14	$9	$5

	December 31, 2021
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$65	$13	$52
Customer relationships	5 years	$2,389	$1,835	$554
Trade names and associated trademarks	4 years	$15	$6	$9
As discussed in note 4 to our consolidated financial statements, on December 7, 2022, we completed the acquisition of Ahern Rentals. We have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of December 31, 2022. As such, we have not yet recorded, as of December 31, 2022, any intangible assets associated with the acquisition.

Amortization expense for other intangible assets was $219, $233 and $250 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2023	$165
2024	119
2025	86
2026	52
2027	20
Thereafter	10
Total	$452

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021
Self-insurance accruals	$68	$51
Accrued compensation and benefit costs	207	187
Property and income taxes payable	113	42
Restructuring reserves (1)	6	10
Interest payable	152	126
Deferred revenue (2)	131	83
National accounts accrual	120	95
Operating lease liability	211	202
Other (3)	137	85
Accrued expenses and other liabilities	$1,145	$881
_________________

(1)    Primarily relates to branch closure charges and severance costs associated with our closed restructuring programs. As of December 31, 2022, there were no open restructuring programs.
(2)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(3)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2022	2021
Self-insurance accruals	$109	$100
Income taxes payable	11	5
Accrued compensation and benefit costs	34	39
Other long-term liabilities	$154	$144
11.    Fair Value Measurements
As of December 31, 2022 and 2021, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of December 31, 2022 and 2021. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2022 and 2021 have been calculated based upon available market information, and were as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,712	$7,143	$6,716	$7,023

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2022	2021
Repurchase facility expiring 2023 (1)	$100	$—
Accounts receivable securitization facility expiring 2024 (1)	959	843
Term loan facility expiring 2025 (1)	953	962
$4.25 billion ABL facility expiring 2027 (1)	1,523	1,029
5 1/2 percent Senior Notes due 2027 (2)	498	995
3 7/8 percent Senior Secured Notes due 2027	744	743
4 7/8 percent Senior Notes due 2028 (3)	1,663	1,660
6 percent Senior Secured Notes due 2029 (4)	1,486	—
5 1/4 percent Senior Notes due 2030	744	743
4 percent Senior Notes due 2030	743	743
3 7/8 percent Senior Notes due 2031	1,090	1,089
3 3/4 percent Senior Notes due 2032	744	743
Finance leases	123	135
Total debt	11,370	9,685
Less short-term portion (5)	(161)	(906)
Total long-term debt	$11,209	$8,779

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2022. The repurchase facility is discussed further below (see "Short-term debt-Repurchase facility"). There is no borrowing capacity under the repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,650	$140	$—
Letters of credit	67
Interest rate at December 31, 2022	5.4%	5.3%	6.1%	5.4%
Average month-end debt outstanding	1,107	928	963	86
Weighted-average interest rate on average debt outstanding	3.2%	2.7%	3.8%	4.1%
Maximum month-end debt outstanding	1,621	1,097	968	100
The maximum outstanding debt under the ABL facility exceeded the average outstanding debt primarily due to the use of borrowings under the ABL facility to fund the partial redemption of the 5 1/2 percent Senior Notes discussed below.
(2)    In May 2022, URNA redeemed $500 principal amount of its 5 1/2 percent Senior Notes. Upon redemption, we recognized a loss of $16, which reflected the difference between the net carrying amount and the total purchase price of the redeemed notes.
(3)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of December 31, 2022, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.659 billion and one with a book value of $4.
(4)    In November 2022, URNA issued $1.5 billion aggregate principal amount of 6 percent Senior Secured Notes due 2029. See below for additional detail on the issued debt.
(5)    As of December 31, 2022, short-term debt primarily reflected borrowings under the repurchase facility that is discussed further below and the short-term portion of our finance leases. As of December 31, 2021, short-term debt primarily reflected borrowings under our accounts receivable securitization facility. In June 2022, the accounts receivable securitization facility was extended to June 2024, and it was not a short-term debt instrument as of December 31, 2022. The weighted average interest rates on our short-term debt, excluding finance leases, were 5.4 percent and 0.9 percent as of December 31, 2022 and 2021, respectively. The increase in the weighted average interest rate on the short-term debt primarily reflects rising interest rates (see note 1 to the consolidated financial statements for a discussion of global economic conditions) and changes in the composition of short-term debt (as of December 31, 2022, short-term debt primarily reflected borrowings under the repurchase facility, while short-term debt at December 31, 2021 primarily reflected borrowings under the accounts receivable securitization facility). See note 13 to the consolidated financial statements for further discussion on our finance leases.
Short-term debt
As of December 31, 2022, our short-term debt primarily reflects borrowings under the repurchase facility and the short-term portion of our finance leases.
Repurchase facility. In June 2022, URNA entered into an uncommitted repurchase facility pursuant to which it may obtain short-term financing in an amount up to $100, secured by a subordinated note issued to URNA by our U.S. special purpose vehicle which holds receivable assets relating to our accounts receivable securitization facility. Any repurchase transaction will have a one-month maturity unless terminated earlier as a result of a termination event under the accounts receivable securitization facility or the occurrence of any other event of default under the repurchase facility. The Company will guarantee the obligations of URNA under the repurchase facility. The repurchase facility is scheduled to expire on June 23, 2023 unless extended by the mutual consent of the parties to the Repurchase Facility agreement.
Long-term debt
Accounts receivable securitization facility. In 2022, the accounts receivable securitization facility was amended, primarily to increase the facility size, extend the maturity date and transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). The facility expires on June 24, 2024, may be extended on a 364-day basis by mutual agreement with the purchasers under the facility and has a facility size of $1.1 billion. Key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2022, there were $1.428 billion of receivables, net of applicable reserves, in the collateral pool;
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
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British pounds, Euros, Australian dollars and New Zealand dollars by certain subsidiaries of URNA in Europe, Australia and New Zealand. The size of the ABL facility was $4.25 billion as of December 31, 2022. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2027. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the term SOFR or daily SOFR (in each case plus a 0.10 percent credit margin adjustment) or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the Euro interbank offered rate or an alternate base rate, in each case plus a spread, (iv) in the case of loans in British pounds, at a rate equal to the daily simple Sterling Overnight Interbank Average or an alternate base rate, in each case plus a spread or (v) in the case of loans in Australian Dollars or New Zealand Dollars, at a rate equal to the applicable bank bill rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2022, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The borrowings under the credit agreement by URNA are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The borrowings under the credit agreement by URNA are guaranteed by Holdings and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe, Puerto Rico, Australia and New Zealand are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
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
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 5 1/2 percent Notes as an add-on to the existing 5 1/2 percent Notes. As noted above, in May 2022, URNA redeemed $500 principal amount of the 5 1/2 percent Notes, and the aggregate principal amount of outstanding 5 1/2 percent Notes was $500 as of December 31, 2022. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 1/2 percent Notes. The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 1/2 percent Notes includes the $1 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 5 1/2 percent Notes, which includes the impact of the original issue premium, is 5.5 percent.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2022, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.86 percent.
6 percent Senior Secured Notes due 2029. In November 2022, URNA issued $1.500 billion aggregate principal amount of 6 percent Senior Secured Notes (the “6 percent Notes”) which are due December 15, 2029. The 6 percent Notes are guaranteed by Holdings and certain domestic subsidiaries of URNA and are secured on a first-priority basis by liens on substantially all of URNA’s and the guarantors’ assets that secure the ABL facility and the term loan facility, subject to certain exceptions. The 6 percent Notes may be redeemed on or after December 15, 2025, at specified redemption prices that range from 103.000 percent in 2025, to 100 percent in 2027 and thereafter, in each case, plus accrued and unpaid interest, if any. Up to 10 percent of the aggregate principal amount of the 6 percent Notes may also be redeemed during each period from (i) the issue date to, but excluding, December 15, 2023, (ii) December 15, 2023 to, but excluding, December 15, 2024 and (iii) December 15, 2024 to, but excluding, December 15, 2025, at a redemption price equal to 103.000 percent plus accrued and unpaid interest, if any. In addition, at any time on or prior to December 15, 2025, up to 40 percent of the aggregate principal amount of the 6 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 106.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 6 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees, to give further assurances and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 6 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 6 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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

Loan Covenants and Compliance
As of December 31, 2022, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2022, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2022 are as follows:

2023	$161
2024	1,007
2025	960
2026	7
2027	2,786
Thereafter	6,526
Total	$11,447

13. Leases
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such revenue represented 79 percent of our total revenues for the year ended December 31, 2022). See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020.

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$819	$784
Finance lease assets	Rental equipment	321	329
	Less accumulated depreciation	(104)	(102)
	Rental equipment, net	217	227
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	25	23
	Less accumulated depreciation and amortization	(20)	(19)
	Property and equipment, net	13	12
Total leased assets		1,049	1,023
Liabilities
Current
Operating	Accrued expenses and other liabilities	211	202
Finance	Short-term debt and current maturities of long-term debt	51	53
Long-term
Operating	Operating lease liabilities	642	621
Finance	Long-term debt	72	82
Total lease liabilities		$976	$958

Lease cost	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$494	$432	$366
	Selling, general and administrative expenses	11	11	10
	Restructuring charge	—	1	9
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	31	36	31
	Non-rental depreciation and amortization	2	2	1
Interest on lease liabilities	Interest expense, net	5	4	5
Sublease income (2)		(235)	(194)	(142)
Net lease cost		$308	$292	$280
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2022, 2021 and 2020 includes $195, $163 and $124, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2022)	Operating leases (1)	Finance leases (2)
2023	$237	$53
2024	207	40
2025	171	24
2026	133	9
2027	84	3
Thereafter	95	4
Total	927	133
Less amount representing interest	(74)	(10)
Present value of lease liabilities	$853	$123
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2022. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	4.8	5.0
Finance leases	2.8	3.2
Weighted-average discount rate
Operating leases	3.7%	3.5%
Finance leases	3.5%	2.8%

Other information	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$244	$221	$207
Operating cash flows from finance leases	5	4	5
Financing cash flows from finance leases	57	69	53
Leased assets obtained in exchange for new operating lease liabilities (1)	237	299	202
Leased assets obtained in exchange for new finance lease liabilities	$47	$66	$64
_________________
(1)    The increase in 2021 includes the impact of the General Finance acquisition discussed in note 4 to the consolidated financial statements.

14.    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2022 are as follows:

	Year ended December 31,
	2022	2021	2020
Current
Federal	$(34)	$78	$290
Foreign	100	26	15
State and local	94	88	65
	160	192	370
Deferred
Federal	525	260	(107)
Foreign	(16)	14	6
State and local	28	(6)	(20)
	537	268	(121)
Total	$697	$460	$249

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2022 is as follows:

	Year ended December 31,
	2022	2021	2020
Computed tax at statutory tax rate	$588	$388	$239
State income taxes, net of federal tax benefit	102	64	31
Other permanent items	18	1	(3)
Change in federal valuation allowance	15	—	(22)
Foreign restructuring (1)	(37)	—	—
Foreign tax rate differential	11	7	4
Total	$697	$460	$249

_________________
(1)    Reflects the impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2022	December 31, 2021
Reserves and allowances	$186	$165
Debt cancellation and other	18	16
Net operating loss and credit carryforwards	171	175
Interest carryforward (1)	84	—
Operating lease assets	216	210
Total deferred tax assets	675	566
Less: valuation allowance (2)	(19)	(9)
Total net deferred tax assets	656	557
Property and equipment, including rental equipment	(2,986)	(2,349)
Operating lease liabilities	(216)	(210)
Intangibles	(125)	(152)
Total deferred tax liability	(3,327)	(2,711)
Total net deferred tax liability	$(2,671)	$(2,154)
_________________
(1)    Relates to the limitation of deductible interest, and is primarily due to tax depreciation benefits associated with the Ahern Rentals acquisition (see note 6 to the consolidated financial statements for further detail).
(2)    Relates to federal foreign tax credits, state net operating loss carryforwards and state tax credits that may not be realized.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2012.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $233, $134 and $83 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2022, unremitted earnings of foreign subsidiaries were $875. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $344 for federal income tax purposes, $201 of which will expire in 2036 and 2037 (while the remaining federal NOLs have an indefinite life), $3 for foreign income tax purposes that expire from 2024 through 2030 and $659 for state income tax purposes that expire from 2023 through 2034.

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
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries, and also make contributions for employees in Australia and New Zealand. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $45, $36 and $33 in the years ended December 31, 2022, 2021 and 2020, respectively.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2022 and 2021, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2022, there were an aggregate of 0.6 million outstanding time and performance-based RSUs and 1.3 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2021	5	80.47
Granted	—	—
Exercised	—	81.50
Canceled	—	—
Outstanding at December 31, 2022	5	80.45
Exercisable at December 31, 2022	5	$80.45
The following table presents information associated with stock options as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020. No stock options were granted during any of the years presented below.

	2022	2021	2020
Intrinsic value of options outstanding as of December 31	$1	$1
Intrinsic value of options exercisable as of December 31	1	1
Intrinsic value of options exercised	—	1	3
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 325 thousand shares of common stock issued upon vesting of RSUs during 2022, net of 215 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.

A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2022	2021	2020
RSUs granted	553	348	643
Weighted-average grant date price per unit	$309.39	$297.02	$140.99

As of December 31, 2022, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $77. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.
A summary of RSU activity for the year ended December 31, 2022 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	418	$215.23
Granted	553	309.39
Vested	(461)	260.90
Forfeited	(46)	273.12
Nonvested as of December 31, 2022	464	$215.23

The total fair value of RSUs vested during the fiscal years ended December 31, 2022, 2021 and 2020 was $120, $94, and $75, respectively.

Dividend Policy. Holdings has not paid dividends on its common stock since inception. As discussed in note 19 to the consolidated financial statements, our Board of Directors approved a quarterly dividend program in January 2023, and the first such dividend under the program is payable in February 2023. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to Holdings and/or to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms in 2011. Our Board of Directors elected not to renew or extend the plan.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2022 (1) (2):
Total revenues (1)	$2,524	$2,771	$3,051	$3,296	$11,642
Gross profit	992	1,150	1,366	1,488	4,996
Operating income	572	715	921	1,024	3,232
Net income (2)	367	493	606	639	2,105
Earnings per share—basic	5.07	6.91	8.69	9.20	29.77
Earnings per share—diluted (3)	5.05	6.90	8.66	9.15	29.65
For the year ended December 31, 2021 (1) (2):
Total revenues (1)	$2,057	$2,287	$2,596	$2,776	$9,716
Gross profit	714	875	1,103	1,161	3,853
Operating income	372	481	679	745	2,277
Net income (2)	203	293	409	481	1,386
Earnings per share—basic	2.81	4.03	5.65	6.65	19.14
Earnings per share—diluted (3)	2.80	4.02	5.63	6.61	19.04

(1)    As discussed in note 1 to the consolidated financial statements, COVID-19 has significantly disrupted supply chains and businesses around the world. We began to experience a decline in revenues in March 2020, when rental volume declined in response to shelter-in-place orders and other market restrictions. The volume declines were most pronounced in 2020. Beginning in 2021 and continuing through 2022, we have seen evidence of a continuing recovery of activity across our end-markets.
(2)    As discussed in note 12 to the consolidated financial statements, in the fourth quarter of 2022, we issued $1.5 billion principal amount of 6 percent Senior Secured Notes due 2029. The issued debt, together with drawings on our ABL facility, was used to fund the December 2022 Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2021 that had a material impact on our financial statements.
(3)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2022:
Merger related intangible asset amortization (4)	$(0.52)	$(0.45)	$(0.44)	$(0.39)	$(1.79)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.10)	(0.26)	(0.12)	(0.08)	(0.56)
Impact of the fair value mark-up of acquired fleet (6)	(0.06)	(0.05)	(0.05)	(0.12)	(0.29)
Restructuring charge (7)	—	—	0.01	—	—
Asset impairment charge (8)	—	(0.02)	(0.01)	—	(0.03)
Loss on repurchase/redemption of debt securities (9)	—	(0.18)	—	—	(0.18)
For the year ended December 31, 2021:
Merger related costs (10)	$—	$(0.03)	$—	$—	$(0.03)
Merger related intangible asset amortization (4)	(0.50)	(0.48)	(0.53)	(0.47)	(1.98)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.02)	(0.01)	(0.01)	(0.13)	(0.16)
Impact of the fair value mark-up of acquired fleet (6)	(0.12)	(0.08)	(0.08)	(0.10)	(0.38)
Restructuring charge (7)	(0.01)	—	—	—	(0.02)
Asset impairment charge (8)	—	(0.04)	(0.02)	(0.08)	(0.14)
Loss on repurchase/redemption of debt securities (9)	—	—	(0.31)	—	(0.31)

(4)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition).

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
(7)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. As of December 31, 2022, there were no open restructuring programs.
(8)This reflects write-offs of leasehold improvements and other fixed assets.
(9)Reflects the difference between the net carrying amount and the total purchase price of the redeemed notes.
(10)This reflects transaction costs associated with the General Finance acquisition discussed in note 4 to our consolidated financial statements. Merger related costs only include costs associated with major acquisitions.

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income available to common stockholders	$2,105	$1,386	$890
Denominator:
Denominator for basic earnings per share—weighted-average common shares	70,703	72,432	72,658
Effect of dilutive securities:
Employee stock options	4	4	12
Restricted stock units	266	381	259
Denominator for diluted earnings per share—adjusted weighted-average common shares	70,973	72,817	72,929
Basic earnings per share	$29.77	$19.14	$12.24
Diluted earnings per share	$29.65	$19.04	$12.20
19.    Subsequent Events
Our Board of Directors approved a quarterly dividend program on January 25, 2023. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the fourth Wednesday of the second month of each calendar quarter to stockholders of record as of the second Wednesday of that same month. The Board of Directors has declared a quarterly dividend of $1.48 (actual dollars) per share, payable on February 22, 2023 to stockholders of record as of the close of business on February 8, 2023.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions and Other		Balance at End of Period
Year Ended December 31, 2022:
Allowance for credit losses	$112	$11	(a)	$49	(a)	$38	(b)	$134
Reserve for obsolescence and shrinkage	11	42		—		35	(c)	18
Self-insurance reserve	151	236		—		210	(d)	177
Year Ended December 31, 2021:
Allowance for credit losses	$108	$5	(a)	$31	(a)	$32	(b)	$112
Reserve for obsolescence and shrinkage	8	37		—		34	(c)	11
Self-insurance reserve	127	179		—		155	(d)	151
Year Ended December 31, 2020:
Allowance for credit losses	$103	$9	(a)	$25	(a)	$29	(b)	$108
Reserve for obsolescence and shrinkage	10	34		—		36	(c)	8
Self-insurance reserve	121	169		—		163	(d)	127

The above information reflects the continuing operations of the Company for the periods presented. Additionally, because the Company has retained certain self-insurance liabilities associated with the discontinued traffic control business, those amounts have been included as well.
(a)    Amounts charged to cost and expenses reflect bad debt expenses recognized within selling, general and administrative expenses. The amounts charged to revenue primarily reflect credit losses associated with lease revenues that were recognized as a reduction to equipment rentals revenue.
(b)    Primarily represents write-offs of accounts, net of recoveries and other activity.
(c)    Primarily represents write-offs.
(d)    Primarily represents payments.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule of the Company and our report dated January 25, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 25, 2023

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before March 22, 2023 (the “2023 Proxy Statement”).

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Stamford, Connecticut, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2022 and 2021
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2022, 2021 and 2020
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(c)
Asset Purchase Agreement, dated as of November 11, 2022, by and among United Rentals (North America), Inc., Ahern Rentals, Inc., and Xtreme Re-Rental, LLC (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on November 14, 2022)

3	(a)
Fifth Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated May 7, 2020 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 8, 2020)

3	(b)
Third Amended and Restated By-Laws of United Rentals, Inc., amended as of December 19, 2022 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on December 20, 2022)

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

4	(j)
Indenture for the 6.000% Senior Secured Notes due 2029, dated as of November 30, 2022, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as Trustee and Notes Collateral Agent (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on November 30, 2022)

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

10	(l)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants beginning in May 2017, as amended‡

10	(m)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants of awards beginning in May 2019, as amended‡

10	(n)*	Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015, as amended‡

10	(o)*	Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2020, as amended‡

10	(p)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 as amended‡

10	(q)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in May 2019, as amended‡

10	(r)*	Form of Restricted Stock Unit Agreement for Michael Kneeland, dated March 11, 2019, as amended‡

10	(s)*	Form of Restricted Stock Unit Agreement (Performance Based) for Michael Kneeland, dated March 11, 2019, as amended‡

10	(t)	Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 22, 2023

10	(u)*	Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2021, as amended‡

Exhibit Number		Description of Exhibit
10	(v)*	Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2021, as amended‡

10	(w)*	Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2023

10	(x)*	Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2023

10	(y)
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

10	(ff)
Employment Agreement, dated as of May 8, 2019, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(gg)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(hh)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013)‡

10	(ii)
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

10	(nn)*	Restricted Stock Unit Agreement by and between United Rentals, Inc. and Jeffrey Fenton, dated March 3, 2022, as amended‡

10	(oo)
Consulting Agreement by and between United Rentals, Inc. and Devonshire Advisors, LLC, dated March 30, 2022, and affirmation of Jeffrey Fenton (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2022)

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

10	(rr)
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

10	(ss)
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

10	(uu)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(vv)
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

10	(ww)
Notes Security Agreement, dated as of November 30, 2022, by and among United Rentals, Inc., United Rentals (North America), Inc. and certain of their Subsidiaries, as the Grantors, and Truist Bank, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 30, 2022)

10	(xx)
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

Exhibit Number		Description of Exhibit
10	(yy)
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

10	(zz)
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

10	(aaa)
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

10	(bbb)
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

10	(ccc)
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

10	(ddd)
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

10	(eee)
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

Exhibit Number		Description of Exhibit
10	(fff)
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

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

10	(kkk)
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

10	(lll)
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

10	(qqq)
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

UNITED RENTALS, INC.
Date:	January 25, 2023	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 25, 2023
Michael J. Kneeland

/S/ JOSÉ B. ALVAREZ	Director	January 25, 2023
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 25, 2023
Marc A. Bruno

/S/ LARRY D. DE SHON	Director	January 25, 2023
Larry D. De Shon

/S/ BOBBY J. GRIFFIN	Lead Independent Director	January 25, 2023
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 25, 2023
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 25, 2023
Terri L. Kelly

/S/ FRANCISCO J. LOPEZ-BALBOA	Director	January 25, 2023
Francisco J. Lopez-Balboa

/S/ GRACIA MARTORE	Director	January 25, 2023
Gracia Martore

/S/ SHIV SINGH	Director	January 25, 2023
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 25, 2023
Matthew J. Flannery

/S/ WILLIAM E. GRACE	Chief Financial Officer (Principal Financial Officer)	January 25, 2023
William E. Grace

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 25, 2023
Andrew B. Limoges