Form 10-Q
period 2023-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2023-04-26
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 24, 2023, there were 68,731,157 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•our significant indebtedness (which totaled $11.6 billion at March 31, 2023) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
•inability to refinance our indebtedness on terms that are favorable to us, including as a result of volatility and uncertainty in capital or credit markets or increases in interest rates, or at all;
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
•inability to access the capital that our businesses or growth plans may require, including as a result of uncertainty in capital or credit markets;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$99	$106
Accounts receivable, net	2,034	2,004
Inventory	222	232
Prepaid expenses and other assets	267	381
Total current assets	2,622	2,723
Rental equipment, net	13,521	13,277
Property and equipment, net	801	839
Goodwill	5,708	6,026
Other intangible assets, net	868	452
Operating lease right-of-use assets	1,064	819
Other long-term assets	45	47
Total assets	$24,629	$24,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$156	$161
Accounts payable	1,117	1,139
Accrued expenses and other liabilities	1,007	1,145
Total current liabilities	2,280	2,445
Long-term debt	11,492	11,209
Deferred taxes	2,703	2,671
Operating lease liabilities	857	642
Other long-term liabilities	167	154
Total liabilities	17,499	17,121
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,941,392 and 68,934,902 shares issued and outstanding, respectively, at March 31, 2023 and 114,758,508 and 69,356,981 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	2,598	2,626
Retained earnings	10,003	9,656
Treasury stock at cost—46,006,490 and 45,401,527 shares at March 31, 2023 and December 31, 2022, respectively	(5,208)	(4,957)
Accumulated other comprehensive loss	(264)	(264)
Total stockholders’ equity	7,130	7,062
Total liabilities and stockholders’ equity	$24,629	$24,183
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Equipment rentals	$2,740	$2,175
Sales of rental equipment	388	211
Sales of new equipment	44	45
Contractor supplies sales	34	29
Service and other revenues	79	64
Total revenues	3,285	2,524
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,162	906
Depreciation of rental equipment	575	435
Cost of rental equipment sales	198	95
Cost of new equipment sales	36	37
Cost of contractor supplies sales	24	20
Cost of service and other revenues	49	39
Total cost of revenues	2,044	1,532
Gross profit	1,241	992
Selling, general and administrative expenses	382	323
Restructuring charge	1	—
Non-rental depreciation and amortization	118	97
Operating income	740	572
Interest expense, net	150	94
Other income, net	(4)	(5)
Income before provision for income taxes	594	483
Provision for income taxes	143	116
Net income	$451	$367
Basic earnings per share	$6.50	$5.07
Diluted earnings per share	$6.47	$5.05
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2023	2022
Net income	$451	$367
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	1	17
Fixed price diesel swaps	(1)	3
Other comprehensive (loss) income (1)	—	20
Comprehensive income	$451	$387
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2023 or 2022. There was no material tax impact related to the foreign currency translation adjustments. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2023 or 2022.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				451
Dividends declared (3)				(104)
Foreign currency translation adjustments							1
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		24
Tax withholding for share based compensation	—		(52)
Repurchase of common stock	(1)				1	(251)
Balance at March 31, 2023	69	$1	$2,598	$10,003	46	$(5,208)	$(264)

	Three Months Ended March 31, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				367
Foreign currency translation adjustments							17
Fixed price diesel swaps							3
Stock compensation expense, net	1		24
Tax withholding for share based compensation	—		(56)
Repurchase of common stock	(1)				1	(262)
Balance at March 31, 2022	72	$1	$2,535	$7,918	43	$(4,219)	$(151)

(1)Common stock outstanding decreased by approximately three million net shares during the year ended December 31, 2022.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)In January 2023, our Board of Directors approved our first-ever quarterly dividend program (accordingly, there were no dividends declared during 2022). We declared dividends of $1.48 per share during the three months ended March 31, 2023.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$451	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	532
Amortization of deferred financing costs and original issue discounts	4	3
Gain on sales of rental equipment	(190)	(116)
Gain on sales of non-rental equipment	(4)	(2)
Insurance proceeds from damaged equipment	(9)	(7)
Stock compensation expense, net	24	24
Restructuring charge	1	—
Increase in deferred taxes	35	37
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(13)	76
Increase in inventory	(2)	(13)
Decrease in prepaid expenses and other assets	125	61
(Decrease) increase in accounts payable	(25)	10
Decrease in accrued expenses and other liabilities	(151)	(86)
Net cash provided by operating activities	939	886
Cash Flows From Investing Activities:
Purchases of rental equipment	(797)	(482)
Purchases of non-rental equipment and intangible assets	(73)	(55)
Proceeds from sales of rental equipment	388	211
Proceeds from sales of non-rental equipment	12	5
Insurance proceeds from damaged equipment	9	7
Purchases of other companies, net of cash acquired	(299)	(77)
Purchases of investments	—	(3)
Net cash used in investing activities	(760)	(394)
Cash Flows From Financing Activities:
Proceeds from debt	2,330	1,155
Payments of debt	(2,110)	(1,372)
Common stock repurchased, including tax withholdings for share based compensation	(303)	(318)
Dividends paid	(103)	—
Net cash used in financing activities	(186)	(535)
Effect of foreign exchange rates	—	—
Net decrease in cash and cash equivalents	(7)	(43)
Cash and cash equivalents at beginning of period	106	144
Cash and cash equivalents at end of period	$99	$101
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$29	$10
Cash paid for interest	178	149
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2022 Form 10-K.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,266	$—	$2,266	$1,797	$—	$1,797
Re-rent revenue	52	—	52	49	—	49
Ancillary and other rental revenues:
Delivery and pick-up	—	203	203	—	157	157
Other	165	54	219	124	48	172
Total ancillary and other rental revenues	165	257	422	124	205	329
Total equipment rentals	2,483	257	2,740	1,970	205	2,175
Sales of rental equipment	—	388	388	—	211	211
Sales of new equipment	—	44	44	—	45	45
Contractor supplies sales	—	34	34	—	29	29
Service and other revenues	—	79	79	—	64	64
Total revenues	$2,483	$802	$3,285	$1,970	$554	$2,524
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2023, 75 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the three months ended March 31, 2023) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $129 and $131 as of March 31, 2023 and December 31, 2022, respectively.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2023). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the three months ended March 31, 2023, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2023 and December 31, 2022. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2023, and these revenues account for corresponding portions of the $2.034 billion of net accounts receivable and the associated allowance for credit losses of $146 as of March 31, 2023).
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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning balance	$134	$112
Charged to costs and expenses (1)	3	1
Charged to revenue (2)	13	8
Deductions and other (3)	(4)	(5)
Ending balance	$146	$116
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2023 or 2022 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2023 and 2022 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Acquisitions
On December 7, 2022, we completed the acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals"), which was accounted for as a business combination. Ahern Rentals was the eighth largest equipment rental company in North America and served customers primarily in the construction and industrial sectors across 30 states. The acquisition:
• Increased capacity in key geographies, with concentrations on both U.S. coasts and in the Gulf region;
• Increased availability of high-demand aerial and material handling equipment for our customers; and
• Created immediate cross-sell opportunities to an expanded customer base.
The aggregate consideration paid to acquire Ahern Rentals was $2.012 billion. The acquisition and related fees and expenses were funded through the issuance of $1.5 billion principal amount of 6 percent Senior Secured Notes and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The table below summarizes the fair values of the assets acquired and liabilities assumed. The initial accounting for the acquisition is incomplete, principally related to finalizing 1) the measurement of the acquired net working capital, 2) the valuation of the acquired rental equipment (inclusive of the completion of our usual and customary procedures to validate the existence of the acquired rental fleet) and intangible assets and 3) the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that we must obtain to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition date to the balance sheet date of March 31, 2023. During the three months ended March 31, 2023, we recognized measurement period adjustments primarily to establish preliminary values for intangibles assets and lease assets and liabilities. These adjustments resulted in a substantial reduction to goodwill versus the previously reported amount (see note 6 to the condensed consolidated financial statements for further discussion of goodwill changes). Non-rental depreciation and amortization for the three months ended March 31, 2023 includes $8 of intangible asset amortization that would have been recognized in 2022 if the intangible asset values had been preliminarily established as of December 31, 2022.

Inventory	$30
Rental equipment	1,290
Property and equipment	187
Intangibles (1)	450
Operating lease right-of-use assets	211
Other assets	9
Total identifiable assets acquired	2,177
Accounts payable, accrued expenses and other liabilities	(33)
Operating lease liabilities	(199)
Debt (finance leases)	(38)
Total liabilities assumed	(270)
Net identifiable assets acquired	1,907
Goodwill (2)	105
Net assets acquired	$2,012
(1)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$260	9
Non-compete agreements	190	5
Total	$450
(2)All of the goodwill was assigned to our general rentals segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed. As such, goodwill could change from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of Ahern Rentals' going-concern value, the value of Ahern Rentals' assembled workforce and new customer

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because the acquisition is a purchase of assets, the goodwill that is deductible for income tax purposes equals the total acquired goodwill. As noted above, goodwill could change from the amount above).
The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. Additionally, in the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.
It is not practicable to reasonably estimate the amounts of revenue and earnings of Ahern Rentals since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired Ahern Rentals locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the Ahern Rentals acquisition as if it had been completed on January 1, 2021. The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects Ahern Rentals’ historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of Ahern Rentals at their respective fair values and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The table below presents unaudited pro forma consolidated income statement information as if Ahern Rentals had been included in our consolidated results for the entire period reflected:

Three Months Ended
March 31,
2022
United Rentals historic revenues	$2,524
Ahern Rentals historic revenues	203
Pro forma revenues	2,727
United Rentals historic pretax income	483
Ahern Rentals historic pretax (loss) income	(9)
Combined pretax income	474
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(25)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(10)
Intangible asset amortization (3)	(21)
Interest expense (4)	(25)
Elimination of historic interest (5)	13
Elimination of historic legal and financing costs (6)	2
Pro forma pretax income	$408
________________
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of the equipment acquired in the Ahern Rentals acquisition.
(2) Cost of rental equipment sales was adjusted for the fair value mark-ups, and the changes in useful lives and salvage values, of rental equipment acquired in the Ahern Rentals acquisition.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(3) Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(4) As discussed above, the acquisition and related fees and expenses were funded through the issuance of senior notes and drawings on our ABL facility. Interest expense was adjusted to reflect interest on the debt used to finance the acquisition.
(5) Historic interest on debt that is not part of the combined entity was eliminated.
(6) Reflects legal and financing costs incurred by Ahern Rentals that do not relate to the combined entity (specifically, legal costs related to a particular lawsuit and costs related to an attempted financing).

During 2023 and 2022, we completed other acquisitions that were not significant individually or in the aggregate. See the condensed consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired.

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

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended March 31, 2023
Equipment rentals	$2,018	$722	$2,740
Sales of rental equipment	350	38	388
Sales of new equipment	18	26	44
Contractor supplies sales	21	13	34
Service and other revenues	72	7	79
Total revenue	2,479	806	3,285
Depreciation and amortization expense	577	116	693
Equipment rentals gross profit	663	340	1,003
Capital expenditures	683	187	870
Three Months Ended March 31, 2022
Equipment rentals	$1,593	$582	$2,175
Sales of rental equipment	184	27	211
Sales of new equipment	29	16	45
Contractor supplies sales	18	11	29
Service and other revenues	58	6	64
Total revenue	1,882	642	2,524
Depreciation and amortization expense	422	110	532
Equipment rentals gross profit	575	259	834
Capital expenditures	394	143	537

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2023	December 31, 2022
Total reportable segment assets
General rentals	$19,944	$19,604
Specialty	4,685	4,579
Total assets	$24,629	$24,183
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2023	2022
Total equipment rentals gross profit	$1,003	$834
Gross profit from other lines of business	238	158
Selling, general and administrative expenses	(382)	(323)
Restructuring charge (1)	(1)	—
Non-rental depreciation and amortization	(118)	(97)
Interest expense, net	(150)	(94)
Other income, net	4	5
Income before provision for income taxes	$594	$483
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	March 31, 2023	December 31, 2022
Equipment (1)	$12	$17
Insurance	16	31
Advertising reimbursements (2)	19	25
Income taxes (3)	148	235
Other (4)	72	73
Prepaid expenses and other assets	$267	$381
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advance purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Primarily relates to tax depreciation benefits associated with the Ahern Rentals acquisition discussed in note 3 to the condensed consolidated financial statements. The tax depreciation deductions generated by the Ahern Rentals acquisition resulted in an income tax receivable associated with U.S. federal and state tax payments made prior to the acquisition. The decrease reflected above from December 31, 2022 to March 31, 2023 reflects the use of a portion of the receivable to reduce cash paid for income taxes, and we expect that the remaining receivable will further reduce the cash paid for income taxes throughout the remainder of 2023.
(4)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2023:

	General rentals	Specialty	Total
Balance at January 1, 2023 (1)	$4,980	$1,046	$6,026
Goodwill related to acquisitions (2)	(309)	(11)	(320)
Foreign currency translation and other adjustments	—	2	2
Balance at March 31, 2023 (1)	$4,671	$1,037	$5,708

_________________
(1)The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.
(2)Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period. The decrease in goodwill related to acquisitions above primarily reflects measurement period adjustments associated with the December 2022 acquisition of Ahern Rentals. For additional detail on the Ahern Rentals acquisition, see note 3 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$266	$38	$228
Customer relationships	6 years	$2,647	$2,011	$636
Trade names and associated trademarks	3 years	$14	$10	$4

	December 31, 2022
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$69	$22	$47
Customer relationships	5 years	$2,349	$1,949	$400
Trade names and associated trademarks	3 years	$14	$9	$5
Our other intangibles assets, net at March 31, 2023 include the assets set forth in the table below associated with the acquisition of Ahern Rentals that is discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets. The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	March 31, 2023
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	5 years	$177
Customer relationships	9 years	243
Amortization expense for other intangible assets was $79 and $62 for the three months ended March 31, 2023 and 2022, respectively. The year-over-year increase primarily reflects the impact of the Ahern Rentals acquisition discussed above.
As of March 31, 2023, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2023	$199
2024	211
2025	172
2026	130
2027	85
Thereafter	71
Total	$868
7. Fair Value Measurements
As of March 31, 2023 and December 31, 2022, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of March 31, 2023 and December 31, 2022. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2023 and December 31, 2022 have been calculated based upon available market information, and were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,714	$7,311	$7,712	$7,143
8. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2023	December 31, 2022
Repurchase facility expiring 2023 (1)	$100	$100
Accounts receivable securitization facility expiring 2024 (1) (2)	879	959
Term loan facility expiring 2025 (1) (3)	951	953
$4.25 billion ABL facility expiring 2027 (1)	1,838	1,523
5 1/2 percent Senior Notes due 2027	498	498
3 7/8 percent Senior Secured Notes due 2027	745	744
4 7/8 percent Senior Notes due 2028 (4)	1,663	1,663
6 percent Senior Secured Notes due 2029	1,486	1,486
5 1/4 percent Senior Notes due 2030	744	744
4 percent Senior Notes due 2030	744	743
3 7/8 percent Senior Notes due 2031	1,090	1,090
3 3/4 percent Senior Notes due 2032	744	744
Finance leases	166	123
Total debt	11,648	11,370
Less short-term portion (5)	(156)	(161)
Total long-term debt	$11,492	$11,209
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2023. There is no borrowing capacity under the repurchase facility because it is an uncommitted facility. The repurchase facility expires on June 23, 2023 unless extended by the mutual consent of the parties to the repurchase facility agreement. If the facility is not extended, we believe we have sufficient liquidity to repay the outstanding debt under the facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,336	$220	$—
Letters of credit	67
Interest rate at March 31, 2023	5.9%	5.7%	6.6%	5.9%
Average month-end debt outstanding	1,750	966	957	100
Weighted-average interest rate on average debt outstanding	5.7%	5.6%	6.4%	5.7%
Maximum month-end debt outstanding	1,848	1,100	958	100
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2023, there were $1.348 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In April 2023, the term loan facility was amended to transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR").
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of March 31, 2023, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.659 billion and one with a book value of $4.
(5)Short-term debt primarily reflects borrowings under the repurchase facility and the short-term portion of our finance leases.
Loan Covenants and Compliance

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of March 31, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income available to common stockholders	451	367
Denominator:
Denominator for basic earnings per share—weighted-average common shares	69,414	72,372
Effect of dilutive securities:
Employee stock options	4	4
Restricted stock units	327	308
Denominator for diluted earnings per share—adjusted weighted-average common shares	69,745	72,684
Basic earnings per share	$6.50	$5.07
Diluted earnings per share	$6.47	$5.05

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 5.9 percent and 1.6 percent for the three months ended March 31, 2023 and 2022, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may be significant in the future.
We also continue to monitor any developments relating to the coronavirus (“COVID-19”). The health and safety of our employees and customers has been, and remains, our top priority, and we also implemented a detailed COVID-19 response plan, which we believe helped mitigate the impact of COVID-19 on our results. The COVID-19 impact on our business was most pronounced in 2020, and we have seen evidence of a continuing recovery of activity across our end-markets since 2021. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include detailed disclosures addressing the COVID-19 impact on our business.
We continue to assess the economic environment in which we operate and any developments relating to the COVID-19 pandemic, and take appropriate actions to address the economic and other challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,525 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $20.0 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,700 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the three months ended March 31, 2023.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance Corporation ("General Finance") in May 2021, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisition of assets of Ahern Rentals, which is discussed in note 3 to the condensed consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. As of March 31, 2023, we had available liquidity of $2.655 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $250 under the program through March 31, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $1 year-to-date through March 31, 2023.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the three months ended March 31, 2023, we paid dividends totaling $103 ($1.48 per share). On April 26, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on May 24, 2023 to stockholders of record on May 10, 2023.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2023	2022
Net income	$451	$367
Diluted earnings per share	$6.47	$5.05
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2023		2022
Tax rate applied to items below	25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(49)	$(0.70)	$(37)	$(0.52)
Impact on depreciation related to acquired fleet and property and equipment (2)	(22)	(0.32)	(7)	(0.10)
Impact of the fair value mark-up of acquired fleet (3)	(31)	(0.44)	(5)	(0.06)
Restructuring charge (4)	(1)	(0.02)	—	—

(1)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.
(2)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment. The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charges, stock compensation expense, net and the impact of the fair value mark-up of the acquired fleet. See below for further detail on each adjusting item. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022
Net income	$451	$367
Provision for income taxes	143	116
Interest expense, net	150	94
Depreciation of rental equipment	575	435
Non-rental depreciation and amortization	118	97
EBITDA	$1,437	$1,109
Restructuring charge (1)	1	—
Stock compensation expense, net (2)	24	24
Impact of the fair value mark-up of acquired fleet (3)	41	6
Adjusted EBITDA	$1,503	$1,139
Net income margin	13.7%	14.5%
Adjusted EBITDA margin	45.8%	45.1%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$939	$886
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(3)
Gain on sales of rental equipment	190	116
Gain on sales of non-rental equipment	4	2
Insurance proceeds from damaged equipment	9	7
Restructuring charge (1)	(1)	—
Stock compensation expense, net (2)	(24)	(24)
Changes in assets and liabilities	117	(34)
Cash paid for interest	178	149
Cash paid for income taxes, net	29	10
EBITDA	$1,437	$1,109
Add back:
Restructuring charge (1)	1	—
Stock compensation expense, net (2)	24	24
Impact of the fair value mark-up of acquired fleet (3)	41	6
Adjusted EBITDA	$1,503	$1,139
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.

For the three months ended March 31, 2023, net income increased $84, or 22.9 percent, and net income margin decreased 80 basis points to 13.7 percent. For the three months ended March 31, 2023, adjusted EBITDA increased $364, or 32.0 percent, and adjusted EBITDA margin increased 70 basis points to 45.8 percent.
The year-over-year decrease in net income margin primarily reflects lower gross margins, primarily due to the Ahern Rentals acquisition, from equipment rentals and sales of rental equipment, and increased net interest expense, partially offset by reductions in selling, general and administrative ("SG&A") expense and non-rental depreciation and amortization as a percentage of revenue, and revenue mix benefits. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Net interest expense increased $56, or 59.6 percent, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher variable debt interest rates (as noted above, the weighted average interest rates on our variable debt instruments were 5.9 percent and 1.6 percent for the three months ended March 31, 2023 and 2022, respectively). The favorable margin impact of SG&A expense and non-rental depreciation and amortization both reflect better fixed cost absorption on higher revenue.
The increase in the adjusted EBITDA margin primarily reflects reduced SG&A expense as a percentage of revenue and revenue mix benefits, partially offset by a 60 basis point decrease in equipment rentals gross margin (excluding depreciation and stock compensation expense).The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the impact of the Ahern Rentals acquisition (in particular, repairs and maintenance expense for the rental equipment acquired in the Ahern Rentals acquisition was higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year).
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

	Three Months Ended March 31,
	2023	2022	Change
Equipment rentals*	$2,740	$2,175	26.0%
Sales of rental equipment	388	211	83.9%
Sales of new equipment	44	45	(2.2)%
Contractor supplies sales	34	29	17.2%
Service and other revenues	79	64	23.4%
Total revenues	$3,285	$2,524	30.2%
*Equipment rentals variance components:
Year-over-year change in average OEC			25.6%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			2.0%
Contribution from ancillary and re-rent revenue (3)			(0.1)%
Total change in equipment rentals			26.0%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			12.2%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			5.9%
Contribution from ancillary and re-rent revenue (3)			—%
Total change in equipment rentals			16.6%
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
(4)As discussed in note 3 to the condensed consolidated financial statements, we completed the acquisition of Ahern Rentals in December 2022. The pro forma information includes the standalone, pre-acquisition results of Ahern Rentals.
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
For the three months ended March 31, 2023, total revenues of $3.285 billion increased 30.2 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended March 31, 2023). Equipment rentals increased $565, or 26.0 percent, primarily due to a 25.6 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 16.6 percent, primarily reflecting an increase in average OEC of 12.2 percent and increased fleet productivity of 5.9 percent. Beginning in 2021 and continuing through March 31, 2023, we have seen evidence of a continuing recovery of activity across our end-markets. Sales of rental equipment increased 83.9 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended March 31, 2023, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.

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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2023
Equipment rentals	$2,018	$722	$2,740
Sales of rental equipment	350	38	388
Sales of new equipment	18	26	44
Contractor supplies sales	21	13	34
Service and other revenues	72	7	79
Total revenue	$2,479	$806	$3,285
Three Months Ended March 31, 2022
Equipment rentals	$1,593	$582	$2,175
Sales of rental equipment	184	27	211
Sales of new equipment	29	16	45
Contractor supplies sales	18	11	29
Service and other revenues	58	6	64
Total revenue	$1,882	$642	$2,524
Equipment rentals represented 83 percent of total revenues for the three months ended March 31, 2023. For the three months ended March 31, 2023, equipment rentals of $2.740 billion increased $565, or 26.0 percent, as compared to the same period in 2022, primarily due to a 25.6 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 16.6 percent, primarily reflecting an increase in average OEC of 12.2 percent and increased fleet productivity of 5.9 percent. Beginning in 2021 and continuing through March 31, 2023, we have seen evidence of a continuing recovery of activity across our end-markets.
For the three months ended March 31, 2023, equipment rentals represented 81 percent of total revenues for the general rentals segment. For the three months ended March 31, 2023, general rentals equipment rentals increased $425, or 26.7 percent, as compared to the same period in 2022, primarily due to the continuing recovery of activity across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 14.3 percent, primarily reflecting increases in average OEC and fleet productivity. As noted above, beginning in 2021 and continuing through March 31, 2023, we have seen evidence of a continuing recovery of activity across our end-markets.
For the three months ended March 31, 2023, equipment rentals represented 90 percent of total revenues for the specialty segment. For the three months ended March 31, 2023, specialty equipment rentals increased $140, or 24.1 percent, as compared to the same period in 2022, primarily due to the continuing recovery of activity across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through March 31, 2023, we have seen evidence of a continuing recovery of activity across our end-markets.
Sales of rental equipment. For the three months ended March 31, 2023, sales of rental equipment represented approximately 12 percent of our total revenues. For the three months ended March 31, 2023, sales of rental equipment increased

83.9 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
Sales of new equipment. For the three months ended March 31, 2023, sales of new equipment represented approximately 1 percent of our total revenues. For the three months ended March 31, 2023, sales of new equipment did not change significantly year-over-year.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2023, contractor supplies sales represented approximately 1 percent of our total revenues. For the three months ended March 31, 2023, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2023, service and other revenues represented approximately 2 percent of our total revenues. For the three months ended March 31, 2023, service and other revenues increased 23.4 percent year-over-year, primarily due to growth initiatives.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2023
Equipment Rentals Gross Profit	$663	$340	$1,003
Equipment Rentals Gross Margin	32.9%	47.1%	36.6%
Three Months Ended March 31, 2022
Equipment Rentals Gross Profit	$575	$259	$834
Equipment Rentals Gross Margin	36.1%	44.5%	38.3%
General rentals. For the three months ended March 31, 2023, equipment rentals gross profit increased by $88, and equipment rentals gross margin decreased by 320 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
Specialty. For the three months ended March 31, 2023, equipment rentals gross profit increased by $81, and equipment rentals gross margin increased by 260 basis points, from 2022. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2023	2022	Change
Total gross margin	37.8%	39.3%	(150) bps
Equipment rentals	36.6%	38.3%	(170) bps
Sales of rental equipment	49.0%	55.0%	(600) bps
Sales of new equipment	18.2%	17.8%	40 bps
Contractor supplies sales	29.4%	31.0%	(160) bps
Service and other revenues	38.0%	39.1%	(110) bps
For the three months ended March 31, 2023, total gross margin decreased 150 basis points from the same period in 2022. Equipment rentals gross margin decreased 170 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 600 basis points from the same period in 2022, primarily due to the impact of lower margin sales of rental equipment acquired in the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended March 31, 2023).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended March 31,
	2023	2022	Change
Selling, general and administrative ("SG&A") expense	$382	$323	18.3%
SG&A expense as a percentage of revenue	11.6%	12.8%	(120) bps
Restructuring charge	1	—	—%
Non-rental depreciation and amortization	118	97	21.6%
Interest expense, net	150	94	59.6%
Other income, net	(4)	(5)	(20.0)%
Provision for income taxes	143	116	23.3%
Effective tax rate	24.1%	24.0%	10 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2023 decreased from the same period in 2022 primarily due to better fixed cost absorption on higher revenue (in particular, salaries and benefits declined as a percentage of revenue).
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $353.
In the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition discussed above. We expect to complete the restructuring program in 2023, and we currently expect to incur approximately $15 of additional expenses under the program. As of March 31, 2023, the total liability associated with our open and closed restructuring programs was $6.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increase in non-rental depreciation and amortization primarily reflects the impact of the Ahern Rentals acquisition discussed above.
Interest expense, net for the three months ended March 31, 2023 increased 59.6 percent year-over-year, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition discussed above, and higher variable debt interest rates. The weighted average interest rates on our variable debt instruments were 5.9 percent and 1.6 percent for the three months ended March 31, 2023 and 2022, respectively.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2023 and 2022 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges. The effective income tax rate for the three months ended March 31, 2023 did not change significantly year-over-year.
Balance sheet. Prepaid expenses and other assets decreased by $114, or 29.9 percent, from December 31, 2022 to March 31, 2023, primarily due to the use of a portion of a tax receivable associated with the Ahern Rentals acquisition to reduce cash paid for income taxes (see note 5 to the condensed consolidated financial statements for further detail). Accrued expenses and other liabilities decreased by $138, or 12.1 percent, from December 31, 2022 to March 31, 2023, primarily due to the payment of accrued bonuses. Operating lease right-of-use assets increased by $245, or 29.9 percent, and operating lease liabilities increased by $215, or 33.5 percent, from December 31, 2022 to March 31, 2023, and both increases primarily reflect the impact of the Ahern Rentals acquisition, as discussed in note 3 to the condensed consolidated financial statements. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 8 to the condensed consolidated financial statements for further information on debt changes.

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
On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $250 under the program through March 31, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $1 year-to-date through March 31, 2023. Since 2012, we have repurchased a total of $5.208 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the three months ended March 31, 2023, we paid dividends totaling $103 ($1.48 per share). On April 26, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on May 24, 2023 to stockholders of record on May 10, 2023.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2023, we had cash and cash equivalents of $99. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2023:

ABL facility:
Borrowing capacity, net of letters of credit	$2,336
Outstanding debt, net of debt issuance costs	1,838
Interest rate at March 31, 2023	5.9%
Average month-end principal amount of debt outstanding	1,750
Weighted-average interest rate on average debt outstanding	5.7%
Maximum month-end principal amount of debt outstanding	1,848
Accounts receivable securitization facility:
Borrowing capacity	220
Outstanding debt, net of debt issuance costs	879
Interest rate at March 31, 2023	5.7%
Average month-end principal amount of debt outstanding	966
Weighted-average interest rate on average debt outstanding	5.6%
Maximum month-end principal amount of debt outstanding	1,100
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 24, 2023 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the three months ended March 31, 2023, we (i) generated cash from operating activities of $939, (ii) generated cash from the sale of rental and non-rental equipment of $400 and (iii) received cash from debt proceeds, net of payments, of $220. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $870, (ii) purchase other companies for $299 (iii) purchase shares of our common stock for $303 and (iv) pay dividends of $103. During the three months ended March 31, 2022, we (i) generated cash from operating activities of $886 and (ii) generated cash from the sale of rental and non-rental equipment of $216. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $537, (ii) purchase other companies for $77, (iii) make debt payments, net of proceeds, of $217 and (iv) purchase shares of our common stock for $318.
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

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$939	$886
Purchases of rental equipment	(797)	(482)
Purchases of non-rental equipment and intangible assets	(73)	(55)
Proceeds from sales of rental equipment	388	211
Proceeds from sales of non-rental equipment	12	5
Insurance proceeds from damaged equipment	9	7
Free cash flow	$478	$572
Free cash flow for the three months ended March 31, 2023 was $478, a decrease of $94 as compared to $572 for the three months ended March 31, 2022. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment), partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $138 year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2023, the indebtedness of our non-guarantors was comprised of (i) $879 of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $117 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $8 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of March 31, 2023, the amount available for distribution under the most restrictive of these covenants was $1.158 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of March 31, 2023, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $6.185 billion.
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

The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2023
Current receivable from non-guarantor subsidiaries	$23
Other current assets	466
Total current assets	489
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	20,168
Total long-term assets	20,268
Total assets	20,757
Current liabilities	1,998
Long-term liabilities	13,981
Total liabilities	15,979
Three Months Ended March 31, 2023
Total revenues	$2,983
Gross profit	1,126
Net income	387

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2023, we had an aggregate of $3.8 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 8 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2023 under these facilities. As of March 31, 2023, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $28 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2023, we had an aggregate of $7.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2023 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the three months ended March 31, 2023, our foreign subsidiaries accounted for $301, or 9 percent, of our total revenue of $3.285 billion, and $57, or 10 percent, of our total pretax income of $594. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 9 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2022 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2022 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2023 to January 31, 2023	63,945	(1)	$391.95	—
February 1, 2023 to February 28, 2023	110,898	(1)	$450.63	109,836
March 1, 2023 to March 31, 2023	553,458	(1)	$411.01	495,127
Total	728,301		$415.37	604,963	$1,000,001,111
(1)In January 2023, February 2023 and March 2023, 63,945, 1,062 and 58,331 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board authorized a $1.25 billion share repurchase program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition that is discussed in note 3 to the condensed consolidated financial statements. Repurchases under the program began in the first quarter of 2023, and we expect to repurchase $1.0 billion of common stock under the program in 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $1 million year-to-date through March 31, 2023.

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

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-K for the fiscal year ended December 31, 2022)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 26, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 26, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer