Form 10-Q
period 2023-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2023-07-26
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 24, 2023, there were 68,282,697 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
•our significant indebtedness (which totaled $11.9 billion at June 30, 2023) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•incurrence of impairment charges;
•fluctuations in the price of our common stock and inability to complete stock repurchases or pay dividends in the time frames and/or on the terms anticipated;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$227	$106
Accounts receivable, net	2,138	2,004
Inventory	210	232
Prepaid expenses and other assets	263	381
Total current assets	2,838	2,723
Rental equipment, net	14,068	13,277
Property and equipment, net	855	839
Goodwill	5,826	6,026
Other intangible assets, net	773	452
Operating lease right-of-use assets	1,097	819
Other long-term assets	49	47
Total assets	$25,506	$24,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,444	$161
Accounts payable	1,339	1,139
Accrued expenses and other liabilities	1,027	1,145
Total current liabilities	3,810	2,445
Long-term debt	10,493	11,209
Deferred taxes	2,724	2,671
Operating lease liabilities	896	642
Other long-term liabilities	169	154
Total liabilities	18,092	17,121
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,951,676 and 68,280,874 shares issued and outstanding, respectively, at June 30, 2023 and 114,758,508 and 69,356,981 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	2,621	2,626
Retained earnings	10,493	9,656
Treasury stock at cost—46,670,802 and 45,401,527 shares at June 30, 2023 and December 31, 2022, respectively	(5,460)	(4,957)
Accumulated other comprehensive loss	(241)	(264)
Total stockholders’ equity	7,414	7,062
Total liabilities and stockholders’ equity	$25,506	$24,183
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Equipment rentals	$2,981	$2,462	$5,721	$4,637
Sales of rental equipment	382	164	770	375
Sales of new equipment	70	38	114	83
Contractor supplies sales	37	33	71	62
Service and other revenues	84	74	163	138
Total revenues	3,554	2,771	6,839	5,295
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,216	1,002	2,378	1,908
Depreciation of rental equipment	592	457	1,167	892
Cost of rental equipment sales	186	67	384	162
Cost of new equipment sales	58	31	94	68
Cost of contractor supplies sales	26	23	50	43
Cost of service and other revenues	51	41	100	80
Total cost of revenues	2,129	1,621	4,173	3,153
Gross profit	1,425	1,150	2,666	2,142
Selling, general and administrative expenses	378	343	760	666
Restructuring charge	18	1	19	1
Non-rental depreciation and amortization	104	91	222	188
Operating income	925	715	1,665	1,287
Interest expense, net	161	113	311	207
Other income, net	(8)	(6)	(12)	(11)
Income before provision for income taxes	772	608	1,366	1,091
Provision for income taxes	181	115	324	231
Net income	$591	$493	$1,042	$860
Basic earnings per share	$8.60	$6.91	$15.09	$11.97
Diluted earnings per share	$8.58	$6.90	$15.04	$11.93
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$591	$493	$1,042	$860
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	23	(66)	24	(49)
Fixed price diesel swaps	—	—	(1)	3
Other comprehensive (loss) income (1)	23	(66)	23	(46)
Comprehensive income	$614	$427	$1,065	$814
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2023	69	$1	$2,598	$10,003	46	$(5,208)	$(264)
Net income				591
Dividends declared (3)				(101)
Foreign currency translation adjustments							23
Stock compensation expense, net	—		25
Tax withholding for share based compensation	—		(2)
Repurchase of common stock	(1)				1	(252)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)

	Three Months Ended June 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at March 31, 2022	72	$1	$2,535	$7,918	43	$(4,219)	$(151)
Net income				493
Foreign currency translation adjustments							(66)
Stock compensation expense, net	—		36
Tax withholding for share based compensation	—		(1)
Repurchase of common stock	(2)				2	(500)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)

	Six Months Ended June 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				1,042
Dividends declared (3)				(205)
Foreign currency translation adjustments							24
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		49
Tax withholding for share based compensation	—		(54)
Repurchase of common stock	(2)				2	(503)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)

	Six Months Ended June 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				860
Foreign currency translation adjustments							(49)
Fixed price diesel swaps							3
Stock compensation expense, net	1		60
Tax withholding for share based compensation	—		(57)
Repurchase of common stock	(3)				3	(762)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)

(1)Common stock outstanding decreased by approximately three million net shares during the year ended December 31, 2022.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)In January 2023, our Board of Directors approved our first-ever quarterly dividend program (accordingly, there were no dividends declared during 2022). We declared dividends of $1.48 and $2.96 per share during the three and six months ended June 30, 2023, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,042	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,389	1,080
Amortization of deferred financing costs and original issue discounts	7	6
Gain on sales of rental equipment	(386)	(213)
Gain on sales of non-rental equipment	(10)	(4)
Insurance proceeds from damaged equipment	(19)	(17)
Stock compensation expense, net	49	60
Restructuring charge	19	1
Loss on repurchase/redemption of debt securities	—	17
Increase in deferred taxes	53	64
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(115)	(59)
Decrease (increase) in inventory	5	(36)
Decrease in prepaid expenses and other assets	134	39
Increase in accounts payable	205	251
Decrease in accrued expenses and other liabilities	(145)	(9)
Net cash provided by operating activities	2,228	2,040
Cash Flows From Investing Activities:
Purchases of rental equipment	(2,048)	(1,354)
Purchases of non-rental equipment and intangible assets	(179)	(123)
Proceeds from sales of rental equipment	770	375
Proceeds from sales of non-rental equipment	28	9
Insurance proceeds from damaged equipment	19	17
Purchases of other companies, net of cash acquired	(418)	(312)
Purchases of investments	—	(4)
Net cash used in investing activities	(1,828)	(1,392)
Cash Flows From Financing Activities:
Proceeds from debt	4,488	3,239
Payments of debt	(4,007)	(3,133)
Common stock repurchased, including tax withholdings for share based compensation	(554)	(819)
Payments of financing costs	—	(9)
Dividends paid	(205)	—
Net cash used in financing activities	(278)	(722)
Effect of foreign exchange rates	(1)	(2)
Net increase (decrease) in cash and cash equivalents	121	(76)
Cash and cash equivalents at beginning of period	106	144
Cash and cash equivalents at end of period	$227	$68
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$212	$152
Cash paid for interest	305	188
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
New Accounting Pronouncements
Guidance Adopted in 2023
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. As discussed in note 8 of the condensed consolidated financial statements, in April 2023, our term loan facility was amended to transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). We applied the above guidance when accounting for the term loan facility amendment (as discussed further in note 8), and adoption of this guidance did not have a material impact on our financial statements. As of June 30, 2023, we have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on our financial statements in the future.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,461	$—	$2,461	$2,018	$—	$2,018
Re-rent revenue	56	—	56	55	—	55
Ancillary and other rental revenues:
Delivery and pick-up	—	238	238	—	205	205
Other	185	41	226	142	42	184
Total ancillary and other rental revenues	185	279	464	142	247	389
Total equipment rentals	2,702	279	2,981	2,215	247	2,462
Sales of rental equipment	—	382	382	—	164	164
Sales of new equipment	—	70	70	—	38	38
Contractor supplies sales	—	37	37	—	33	33
Service and other revenues	—	84	84	—	74	74
Total revenues	$2,702	$852	$3,554	$2,215	$556	$2,771

	Six Months Ended June 30,
		2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$4,727	$—	$4,727	$3,815	$—	$3,815
Re-rent revenue	108	—	108	104	—	104
Ancillary and other rental revenues:
Delivery and pick-up	—	441	441	—	362	362
Other	350	95	445	266	90	356
Total ancillary and other rental revenues	350	536	886	266	452	718
Total equipment rentals	5,185	536	5,721	4,185	452	4,637
Sales of rental equipment	—	770	770	—	375	375
Sales of new equipment	—	114	114	—	83	83
Contractor supplies sales	—	71	71	—	62	62
Service and other revenues	—	163	163	—	138	138
Total revenues	$5,185	$1,654	$6,839	$4,185	$1,110	$5,295
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2023, 75 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the six months ended June 30, 2023) and are governed by our standard rental contract. We account for such rentals as operating

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $135 and $131 as of June 30, 2023 and December 31, 2022, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the six months ended June 30, 2023). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the six months ended June 30, 2023, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2023 and December 31, 2022. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the six months ended June 30, 2023, and these revenues account for corresponding portions of the $2.138 billion of net accounts receivable and the associated allowance for credit losses of $147 as of June 30, 2023).
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning balance	$146	$116	$134	$112
Charged to costs and expenses (1)	2	2	5	3
Charged to revenue (2)	8	9	21	17
Deductions and other (3)	(9)	(10)	(13)	(15)
Ending balance	$147	$117	$147	$117
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2023 or 2022 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and six months ended June 30, 2023 and 2022 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023.

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
The table below summarizes the fair values of the assets acquired and liabilities assumed. The initial accounting for the acquisition is incomplete, principally related to finalizing 1) the measurement of the acquired net working capital, 2) the valuation of the acquired rental equipment and intangible assets and 3) the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that we must obtain to finalize the valuations of the assets acquired and liabilities assumed. During the six months ended June 30, 2023, we recognized measurement period adjustments primarily to establish preliminary values for intangibles assets and lease assets and liabilities. These adjustments resulted in a substantial reduction to goodwill versus the previously reported amount (see note 6 to the condensed consolidated financial statements for further discussion of goodwill changes). Non-rental depreciation and amortization for the six months ended June 30, 2023 includes $7 of intangible asset amortization that would have been recognized in 2022 if the intangible asset values had been preliminarily established as of December 31, 2022.

Inventory	$24
Rental equipment	1,262
Property and equipment	187
Intangibles (1)	420
Operating lease right-of-use assets	211
Other assets	10
Total identifiable assets acquired	2,114
Accounts payable, accrued expenses and other liabilities	(27)
Operating lease liabilities	(199)
Debt (finance leases)	(38)
Total liabilities assumed	(264)
Net identifiable assets acquired	1,850
Goodwill (2)	162
Net assets acquired	$2,012
(1)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$290	9
Non-compete agreements	130	5
Total	$420
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
The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. Additionally, in the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition, and the costs under this program are included in “Restructuring charge” in our condensed consolidated statements of income. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition.
It is not practicable to reasonably estimate the amounts of revenue and earnings of Ahern Rentals since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired Ahern Rentals locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the Ahern Rentals acquisition as if it had been completed on January 1, 2021. The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information reflects Ahern Rentals’ historic revenue presented in accordance with our revenue mapping, does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of Ahern Rentals at their respective fair values and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The table below presents unaudited pro forma consolidated income statement information as if Ahern Rentals had been included in our consolidated results for the entire periods reflected:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
United Rentals historic revenues	$2,771	$5,295
Ahern Rentals historic revenues	225	428
Pro forma revenues	2,996	5,723
United Rentals historic pretax income	608	1,091
Ahern Rentals historic pretax income (loss)	3	(6)
Combined pretax income	611	1,085
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(25)	(50)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(12)	(22)
Intangible asset amortization (3)	(20)	(39)
Interest expense (4)	(25)	(50)
Elimination of historic interest (5)	14	27
Elimination of historic legal and financing costs (6)	2	4
Pro forma pretax income	$545	$955
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended June 30, 2023
Equipment rentals	$2,189	$792	$2,981
Sales of rental equipment	342	40	382
Sales of new equipment	24	46	70
Contractor supplies sales	23	14	37
Service and other revenues	75	9	84
Total revenue	2,653	901	3,554
Depreciation and amortization expense	580	116	696
Equipment rentals gross profit	788	385	1,173
Three Months Ended June 30, 2022
Equipment rentals	$1,787	$675	$2,462
Sales of rental equipment	138	26	164
Sales of new equipment	17	21	38
Contractor supplies sales	22	11	33
Service and other revenues	63	11	74
Total revenue	2,027	744	2,771
Depreciation and amortization expense	428	120	548
Equipment rentals gross profit	691	312	1,003
Six Months Ended June 30, 2023
Equipment rentals	$4,207	$1,514	$5,721
Sales of rental equipment	692	78	770
Sales of new equipment	42	72	114
Contractor supplies sales	44	27	71
Service and other revenues	147	16	163
Total revenue	5,132	1,707	6,839
Depreciation and amortization expense	1,157	232	1,389
Equipment rentals gross profit	1,451	725	2,176
Capital expenditures	1,766	461	2,227
Six Months Ended June 30, 2022
Equipment rentals	$3,380	$1,257	$4,637
Sales of rental equipment	322	53	375
Sales of new equipment	46	37	83
Contractor supplies sales	40	22	62
Service and other revenues	121	17	138
Total revenue	3,909	1,386	5,295
Depreciation and amortization expense	850	230	1,080
Equipment rentals gross profit	1,266	571	1,837
Capital expenditures	1,094	383	1,477

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2023	December 31, 2022
Total reportable segment assets
General rentals	$20,609	$19,604
Specialty	4,897	4,579
Total assets	$25,506	$24,183
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total equipment rentals gross profit	$1,173	$1,003	$2,176	$1,837
Gross profit from other lines of business	252	147	490	305
Selling, general and administrative expenses	(378)	(343)	(760)	(666)
Restructuring charge (1)	(18)	(1)	(19)	(1)
Non-rental depreciation and amortization	(104)	(91)	(222)	(188)
Interest expense, net	(161)	(113)	(311)	(207)
Other income, net	8	6	12	11
Income before provision for income taxes	$772	$608	$1,366	$1,091
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The increase in 2023 reflects charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	June 30, 2023	December 31, 2022
Equipment (1)	$16	$17
Insurance	21	31
Advertising reimbursements (2)	28	25
Income taxes (3)	120	235
Other (4)	78	73
Prepaid expenses and other assets	$263	$381
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advance purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Primarily relates to tax depreciation benefits associated with the Ahern Rentals acquisition discussed in note 3 to the condensed consolidated financial statements. The tax depreciation deductions generated by the Ahern Rentals acquisition resulted in an income tax receivable associated with U.S. federal and state tax payments made prior to the acquisition. The decrease reflected above from December 31, 2022 to June 30, 2023 reflects the use of a portion of the receivable to reduce cash paid for income taxes, and we expect that the remaining receivable will further reduce the cash paid for income taxes throughout the remainder of 2023.
(4)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2023:

	General rentals	Specialty	Total
Balance at January 1, 2023 (1)	$4,980	$1,046	$6,026
Goodwill related to acquisitions (2)	(197)	(11)	(208)
Foreign currency translation and other adjustments	5	3	8
Balance at June 30, 2023 (1)	$4,788	$1,038	$5,826

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
Other intangible assets were comprised of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$206	$45	$161
Customer relationships	6 years	$2,679	$2,071	$608
Trade names and associated trademarks	3 years	$14	$10	$4

	December 31, 2022
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$69	$22	$47
Customer relationships	5 years	$2,349	$1,949	$400
Trade names and associated trademarks	3 years	$14	$9	$5
Our other intangibles assets, net at June 30, 2023 include the assets set forth in the table below associated with the acquisition of Ahern Rentals that is discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets. The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	June 30, 2023
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	4 years	$115
Customer relationships	8 years	256
Amortization expense for other intangible assets was $65 and $55 for the three months ended June 30, 2023 and 2022, respectively, and $144 and $117 for the six months ended June 30, 2023 and 2022, respectively. The year-over-year increases primarily reflect the impact of the Ahern Rentals acquisition discussed above.
As of June 30, 2023, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2023	$123
2024	204
2025	164
2026	123
2027	81
Thereafter	78
Total	$773
7. Fair Value Measurements
As of June 30, 2023 and December 31, 2022, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of June 30, 2023 and December 31, 2022. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2023 and December 31, 2022 have been calculated based upon available market information, and were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,717	$7,228	$7,712	$7,143
8. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2023	December 31, 2022
Repurchase facility expiring 2024 (1) (2)	$100	$100
Accounts receivable securitization facility expiring 2024 (1) (3)	1,273	959
Term loan facility expiring 2025 (1) (4)	949	953
$4.25 billion ABL facility expiring 2027 (1)	1,723	1,523
5 1/2 percent Senior Notes due 2027	498	498
3 7/8 percent Senior Secured Notes due 2027	745	744
4 7/8 percent Senior Notes due 2028 (5)	1,664	1,663
6 percent Senior Secured Notes due 2029	1,487	1,486
5 1/4 percent Senior Notes due 2030	744	744
4 percent Senior Notes due 2030	744	743
3 7/8 percent Senior Notes due 2031	1,091	1,090
3 3/4 percent Senior Notes due 2032	744	744
Finance leases	175	123
Total debt	11,937	11,370
Less short-term portion (6)	(1,444)	(161)
Total long-term debt	$10,493	$11,209
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2023. There is no borrowing capacity under the repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,453	$26	$—
Letters of credit	65
Interest rate at June 30, 2023	6.3%	6.1%	6.9%	6.2%
Average month-end debt outstanding	1,760	1,050	955	67
Weighted-average interest rate on average debt outstanding	6.0%	5.8%	6.6%	5.9%
Maximum month-end debt outstanding	1,848	1,274	958	100
(2)In June 2023, the repurchase facility was amended, primarily to extend the maturity date to June 14, 2024, which may be further extended by the mutual consent of the parties to the repurchase facility agreement. Additionally, the repurchase facility was amended to replace an interest rate based on SOFR with an interest rate based on the Bloomberg Short Term Bank Yield Index ("BSBY").
(3)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2023, there were $1.449 billion of receivables, net of applicable reserves and other deductions, in the collateral pool. In June 2023, the accounts receivable securitization facility was amended, primarily to increase the facility size from $1.100 billion to $1.300 billion.
(4)In April 2023, the term loan facility was amended to transition to an interest rate based on SOFR. Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). LIBOR has been discontinued as a reference rate as a result of reference rate reform, and the amendment of the term loan facility did not require contract remeasurement at the amendment date or a reassessment of any previous accounting determinations pertaining to the facility. The amendment did not have a material impact on our financial statements. As of June 30, 2023, we have no debt instruments that use LIBOR as a reference rate.
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of June 30, 2023, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.660 billion and one with a book value of $4.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6)Short-term debt as of June 30, 2023 primarily reflected borrowings under the accounts receivable securitization and repurchase facilities and the short-term portion of our finance leases. Short-term debt as of December 31, 2022 primarily reflected borrowings under the repurchase facility and the short-term portion of our finance leases. The accounts receivable securitization facility, which expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility, was not a short-term debt instrument as of December 31, 2022.
Loan Covenants and Compliance
As of June 30, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$591	$493	1,042	860
Denominator:
Denominator for basic earnings per share—weighted-average common shares	68,718	71,221	69,064	71,793
Effect of dilutive securities:
Employee stock options	4	4	4	4
Restricted stock units	119	129	223	218
Denominator for diluted earnings per share—adjusted weighted-average common shares	68,841	71,354	69,291	72,015
Basic earnings per share	$8.60	$6.91	$15.09	$11.97
Diluted earnings per share	$8.58	$6.90	$15.04	$11.93

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.1 percent and 2.0 percent for the six months ended June 30, 2023 and 2022, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may continue to be significant in the future.
We also continue to monitor any developments relating to the coronavirus (“COVID-19”). The health and safety of our employees and customers has been, and remains, our top priority, and we also implemented a detailed COVID-19 response plan, which we believe helped mitigate the impact of COVID-19 on our results. The COVID-19 impact on our business was most pronounced in 2020, and activity across our end-markets began to recover in 2021. Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q filed in 2021 and 2020 include detailed disclosures addressing the COVID-19 impact on our business.
We continue to assess the economic environment in which we operate and any developments relating to COVID-19, and take appropriate actions to address the economic and other challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,543 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $20.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the six months ended June 30, 2023.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2023, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Amended our accounts receivable securitization facility, primarily to increase the size of the facility from $1.1 billion to $1.3 billion. The facility expires in June 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility; and
•Amended and extended our uncommitted repurchase facility, pursuant to which we may obtain short-term financing in an amount up to $100. The facility expires in June 2024 and may be further extended by the mutual consent of the parties to the repurchase facility agreement.
As of June 30, 2023, we had available liquidity of $2.706 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $500 under the program through June 30, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $3 year-to-date through June 30, 2023.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the six months ended June 30, 2023, we paid dividends totaling $205 ($2.96 per share, which equates to a quarterly dividend per share of $1.48). On July 26, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on August 23, 2023 to stockholders of record on August 9, 2023.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$591	$493	$1,042	$860
Diluted earnings per share	$8.58	$6.90	$15.04	$11.93
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Tax rate applied to items below	25.3%		25.3%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	(38)	(0.55)	(32)	(0.45)	$(87)	$(1.26)	$(69)	$(0.96)
Impact on depreciation related to acquired fleet and property and equipment (2)	(21)	(0.30)	(19)	(0.26)	(43)	(0.62)	(26)	(0.36)
Impact of the fair value mark-up of acquired fleet (3)	(17)	(0.25)	(3)	(0.05)	(48)	(0.69)	(8)	(0.12)
Restructuring charge (4)	(14)	(0.20)	—	—	(15)	(0.21)	—	(0.01)
Asset impairment charge (5)	—	—	(2)	(0.02)	—	—	(2)	(0.02)
Loss on repurchase/redemption of debt securities (6)	—	—	(13)	(0.18)	—	—	(13)	(0.18)

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
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below. The increase in 2023 reflects charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(5)This reflects write-offs of leasehold improvements and other fixed assets.
(6)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$591	$493	$1,042	$860
Provision for income taxes	181	115	324	231
Interest expense, net	161	113	311	207
Depreciation of rental equipment	592	457	1,167	892
Non-rental depreciation and amortization	104	91	222	188
EBITDA	$1,629	$1,269	$3,066	$2,378
Restructuring charge (1)	18	1	19	1
Stock compensation expense, net (2)	25	36	49	60
Impact of the fair value mark-up of acquired fleet (3)	23	5	64	11
Adjusted EBITDA	$1,695	$1,311	$3,198	$2,450
Net income margin	16.6%	17.8%	15.2%	16.2%
Adjusted EBITDA margin	47.7%	47.3%	46.8%	46.3%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$2,228	$2,040
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(7)	(6)
Gain on sales of rental equipment	386	213
Gain on sales of non-rental equipment	10	4
Insurance proceeds from damaged equipment	19	17
Restructuring charge (1)	(19)	(1)
Stock compensation expense, net (2)	(49)	(60)
Loss on repurchase/redemption of debt securities (4)	—	(17)
Changes in assets and liabilities	(19)	(152)
Cash paid for interest	305	188
Cash paid for income taxes, net	212	152
EBITDA	$3,066	$2,378
Add back:
Restructuring charge (1)	19	1
Stock compensation expense, net (2)	49	60
Impact of the fair value mark-up of acquired fleet (3)	64	11
Adjusted EBITDA	$3,198	$2,450
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below. The increase in 2023 reflects charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.
(4)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes. For additional information, see "Results of Operations-Other costs/(income)-Interest expense, net" below.
For the three months ended June 30, 2023, net income increased $98, or 19.9 percent, and net income margin decreased 120 basis points to 16.6 percent. For the three months ended June 30, 2023, adjusted EBITDA increased $384, or 29.3 percent, and adjusted EBITDA margin increased 40 basis points to 47.7 percent.
The year-over-year decrease in net income margin primarily reflects the impact of the Ahern Rentals acquisition on gross margins from equipment rentals and sales of rental equipment, increased restructuring charges associated with the Ahern Rentals acquisition, and increased interest and income tax expenses, partially offset by reductions in selling, general and administrative ("SG&A") expense and non-rental depreciation and amortization as a percentage of revenue, and revenue mix benefits. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. In addition to the impact of the Ahern Rentals acquisition, the decreased gross margin from sales of rental equipment reflects the normalization of channel mix, including the expanded use of wholesale channels. Net interest expense increased $48, or 42.5 percent, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher variable debt interest rates (the weighted average interest rates on our variable debt instruments were 6.3 percent and 2.4 percent for the three months ended June 30, 2023 and 2022, respectively), partially offset by the impact of a $17 debt redemption loss in the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2023 increased by 450 basis points year-over-year to 23.4 percent, primarily due to aligning the legal entity structure in Australia and New Zealand with our other foreign operations in 2022, which resulted in a tax depreciation benefit of $39 in the three months ended June 30, 2022, partially offset by the release in the three months ended June 30, 2023 of a valuation allowance on foreign tax credits. The favorable margin impact of SG&A expense and non-rental depreciation and amortization both reflect better fixed cost absorption on higher revenue.
The increase in the adjusted EBITDA margin primarily reflects reduced SG&A expense as a percentage of revenue, partially offset by a 490 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet). The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition.
For the six months ended June 30, 2023, net income increased $182, or 21.2 percent, and net income margin decreased 100 basis points to 15.2 percent. For the six months ended June 30, 2023, adjusted EBITDA increased $748, or 30.5 percent, and adjusted EBITDA margin increased 50 basis points to 46.8 percent.
The year-over-year decrease in net income margin primarily reflects the impact of the Ahern Rentals acquisition on gross margins from equipment rentals and sales of rental equipment, increased restructuring charges associated with the Ahern Rentals acquisition, and increased interest and income tax expenses, partially offset by reductions in SG&A expense and non-rental depreciation and amortization as a percentage of revenue, and revenue mix benefits. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. In addition to the impact of the Ahern Rentals acquisition, the decreased gross margin from sales of rental equipment reflects the normalization of channel mix, including the expanded use of wholesale channels. Net interest expense increased $104, or 50.2 percent, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher variable debt interest rates (the weighted average interest rates on our variable debt instruments were 6.1 percent and 2.0 percent for the six months ended June 30, 2023 and 2022, respectively), partially offset by the impact of a $17 debt redemption loss in the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 increased by 250 basis points year-over-year to 23.7 percent, primarily due to realigning the legal entity structure in Australia and New Zealand as discussed above in 2022, partially offset by the release in the six months ended June 30, 2023 of a valuation allowance on foreign tax credits. The favorable margin impact of SG&A expense and non-rental depreciation and amortization both reflect better fixed cost absorption on higher revenue.
The increase in the adjusted EBITDA margin primarily reflects reduced SG&A expense as a percentage of revenue, partially offset by a 30 basis point decrease in equipment rentals gross margin (excluding depreciation and stock compensation expense). The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the impact of the Ahern Rentals acquisition (in particular, repairs and maintenance expense for the rental equipment acquired in the Ahern Rentals acquisition was higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year).
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Equipment rentals*	$2,981	$2,462	21.1%	$5,721	$4,637	23.4%
Sales of rental equipment	382	164	132.9%	770	375	105.3%
Sales of new equipment	70	38	84.2%	114	83	37.3%
Contractor supplies sales	37	33	12.1%	71	62	14.5%
Service and other revenues	84	74	13.5%	163	138	18.1%
Total revenues	$3,554	$2,771	28.3%	$6,839	$5,295	29.2%
*Equipment rentals variance components:
Year-over-year change in average OEC			25.5%			25.5%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(2.0)%			(0.1)%
Contribution from ancillary and re-rent revenue (3)			(0.9)%			(0.5)%
Total change in equipment rentals			21.1%			23.4%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			12.5%			12.4%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			2.1%			3.8%
Contribution from ancillary and re-rent revenue (3)			(0.7)%			(0.3)%
Total change in equipment rentals			12.4%			14.4%
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
For the three months ended June 30, 2023, total revenues of $3.554 billion increased 28.3 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended June 30, 2023). Equipment rentals increased $519, or 21.1 percent, primarily due to a 25.5 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 12.4 percent, primarily reflecting an increase in average OEC of 12.5 percent and increased fleet productivity of 2.1 percent. Beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets. Sales of rental equipment increased 132.9 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
For the six months ended June 30, 2023, total revenues of $6.839 billion increased 29.2 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the six months ended June 30, 2023). Equipment rentals increased $1.084 billion, or 23.4 percent, primarily due to a 25.5 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 14.4 percent, primarily reflecting an increase in average OEC of 12.4 percent and increased fleet productivity of 3.8 percent. Beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets. Sales of rental equipment increased 105.3 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended June 30, 2023, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2023
Equipment rentals	$2,189	$792	$2,981
Sales of rental equipment	342	40	382
Sales of new equipment	24	46	70
Contractor supplies sales	23	14	37
Service and other revenues	75	9	84
Total revenue	$2,653	$901	$3,554
Three Months Ended June 30, 2022
Equipment rentals	$1,787	$675	$2,462
Sales of rental equipment	138	26	164
Sales of new equipment	17	21	38
Contractor supplies sales	22	11	33
Service and other revenues	63	11	74
Total revenue	$2,027	$744	$2,771
Six Months Ended June 30, 2023
Equipment rentals	$4,207	$1,514	$5,721
Sales of rental equipment	692	78	770
Sales of new equipment	42	72	114
Contractor supplies sales	44	27	71
Service and other revenues	147	16	163
Total revenue	$5,132	$1,707	$6,839
Six Months Ended June 30, 2022
Equipment rentals	$3,380	$1,257	$4,637
Sales of rental equipment	322	53	375
Sales of new equipment	46	37	83
Contractor supplies sales	40	22	62
Service and other revenues	121	17	138
Total revenue	$3,909	$1,386	$5,295
Equipment rentals represented 84 percent of total revenues for the three months ended June 30, 2023. For the three months ended June 30, 2023, equipment rentals of $2.981 billion increased $519, or 21.1 percent, as compared to the same period in 2022, primarily due to a 25.5 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 12.4 percent, primarily reflecting an increase in average OEC of 12.5 percent and increased fleet productivity of 2.1 percent. Beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
Equipment rentals represented 84 percent of total revenues for the six months ended June 30, 2023. For the six months ended June 30, 2023, equipment rentals of $5.721 billion increased $1.084 billion, or 23.4 percent, as compared to the same period in 2022, primarily due to a 25.5 percent increase in average OEC. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 14.4 percent, primarily reflecting an increase in average OEC of 12.4 percent and increased fleet productivity of 3.8 percent. Beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the three months ended June 30, 2023, equipment rentals represented 83 percent of total revenues for the general rentals segment. For the three months ended June 30, 2023, general rentals equipment rentals increased $402, or 22.5 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 10.7 percent, primarily reflecting increases in average OEC and fleet productivity. As noted above, beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the six months ended June 30, 2023, equipment rentals represented 82 percent of total revenues for the general rentals segment. For the six months ended June 30, 2023, general rentals equipment rentals increased $827, or 24.5 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 12.3 percent, primarily reflecting increases in average OEC and fleet productivity. As noted above, beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the three months ended June 30, 2023, equipment rentals represented 88 percent of total revenues for the specialty segment. For the three months ended June 30, 2023, specialty equipment rentals increased $117, or 17.3 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the six months ended June 30, 2023, equipment rentals represented 89 percent of total revenues for the specialty segment. For the six months ended June 30, 2023, specialty equipment rentals increased $257, or 20.4 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through June 30, 2023, we have experienced broad-based strength of demand across our end-markets.
Sales of rental equipment. For the six months ended June 30, 2023, sales of rental equipment represented approximately 11 percent of our total revenues. For the three and six months ended June 30, 2023, sales of rental equipment increased 132.9 percent and 105.3 percent year-over-year, respectively, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
Sales of new equipment. For the six months ended June 30, 2023, sales of new equipment represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2023, sales of new equipment increased 84.2 percent and 37.3 percent year-over-year, respectively, primarily reflecting some individually significant sales in 2023 and normal variability.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2023, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and six months ended June 30, 2023, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2023, service and other revenues represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2023, service and other revenues increased 13.5 percent and 18.1 percent year-over-year, respectively, primarily due to growth initiatives.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2023
Equipment Rentals Gross Profit	$788	$385	$1,173
Equipment Rentals Gross Margin	36.0%	48.6%	39.3%
Three Months Ended June 30, 2022
Equipment Rentals Gross Profit	$691	$312	$1,003
Equipment Rentals Gross Margin	38.7%	46.2%	40.7%
Six Months Ended June 30, 2023
Equipment Rentals Gross Profit	$1,451	$725	$2,176
Equipment Rentals Gross Margin	34.5%	47.9%	38.0%
Six Months Ended June 30, 2022
Equipment Rentals Gross Profit	$1,266	$571	$1,837
Equipment Rentals Gross Margin	37.5%	45.4%	39.6%
General rentals. For the three months ended June 30, 2023, equipment rentals gross profit increased by $97, and equipment rentals gross margin decreased by 270 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
For the six months ended June 30, 2023, equipment rentals gross profit increased by $185, and equipment rentals gross margin decreased by 300 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
Specialty. For the three months ended June 30, 2023, equipment rentals gross profit increased by $73, and equipment rentals gross margin increased by 240 basis points, from 2022. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue.
For the six months ended June 30, 2023, equipment rentals gross profit increased by $154, and equipment rentals gross margin increased by 250 basis points, from 2022. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Total gross margin	40.1%	41.5%	(140) bps	39.0%	40.5%	(150) bps
Equipment rentals	39.3%	40.7%	(140) bps	38.0%	39.6%	(160) bps
Sales of rental equipment	51.3%	59.1%	(780) bps	50.1%	56.8%	(670) bps
Sales of new equipment	17.1%	18.4%	(130) bps	17.5%	18.1%	(60) bps
Contractor supplies sales	29.7%	30.3%	(60) bps	29.6%	30.6%	(100) bps
Service and other revenues	39.3%	44.6%	(530) bps	38.7%	42.0%	(330) bps
For the three months ended June 30, 2023, total gross margin decreased 140 basis points from the same period in 2022. Equipment rentals gross margin decreased 140 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 780 basis points from the same period in 2022, primarily due to the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2023).
For the six months ended June 30, 2023, total gross margin decreased 150 basis points from the same period in 2022. Equipment rentals gross margin decreased 160 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 670 basis points from the same period in 2022, primarily due to the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2023).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Selling, general and administrative ("SG&A") expense	$378	$343	10.2%	$760	$666	14.1%
SG&A expense as a percentage of revenue	10.6%	12.4%	(180) bps	11.1%	12.6%	(150) bps
Restructuring charge	18	1	1,700.0%	19	1	1,800.0%
Non-rental depreciation and amortization	104	91	14.3%	222	188	18.1%
Interest expense, net	161	113	42.5%	311	207	50.2%
Other income, net	(8)	(6)	33.3%	(12)	(11)	9.1%
Provision for income taxes	181	115	57.4%	324	231	40.3%
Effective tax rate	23.4%	18.9%	450 bps	23.7%	21.2%	250 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and six months ended June 30, 2023 decreased from the same periods in 2022 primarily due to better fixed cost absorption on higher revenue (in particular, salaries and benefits declined as a percentage of revenue).
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $371.
In the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition discussed above (such program is the reason for the year-over-year restructuring charge increases for the three and six months ended June 30, 2023 reflected above). We expect to complete the restructuring program in 2023, and we currently expect to incur approximately $10 of additional expenses under the program. As of June 30, 2023, the total liability associated with our open and closed restructuring programs was $20.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the three and six months ended June 30, 2023 primarily reflect the impact of the Ahern Rentals acquisition discussed above.
Interest expense, net for the three and six months ended June 30, 2023 increased 42.5 percent and 50.2 percent year-over-year, respectively. Interest expense, net for the three and six months ended June 30, 2022 included debt redemption losses of $17, which primarily reflected the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net increased by 67.7 percent and 63.7 percent year-over-year for the three and six months ended June 30, 2023, respectively, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition discussed above, and higher variable debt interest rates. The weighted average interest rates on our variable debt instruments were 6.3 percent and 2.4 percent for the three months ended June 30, 2023 and 2022, respectively, and 6.1 percent and 2.0 percent for the six months ended June 30, 2023 and 2022, respectively.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2023 and 2022 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, a 2022 realignment of the legal entity structure in Australia and New Zealand as discussed below and the release in 2023 of a valuation allowance on foreign tax credits. The year-over-year increases in the effective income tax rates for the three and six months ended June 30, 2023 primarily reflect the 2022 impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the three and six months ended June 30, 2022, partially offset by the release of a valuation allowance on foreign tax credits in the three and six months ended June 30, 2023.
Balance sheet. Prepaid expenses and other assets decreased by $118, or 31.0 percent, from December 31, 2022 to June 30, 2023, primarily due to the use of a portion of a tax receivable associated with the Ahern Rentals acquisition to reduce cash paid for income taxes (see note 5 to the condensed consolidated financial statements for further detail). Accrued expenses and other liabilities decreased by $118, or 10.3 percent, from December 31, 2022 to June 30, 2023, primarily due to the payment of accrued bonuses. Operating lease right-of-use assets increased by $278, or 33.9 percent, and operating lease liabilities increased by $254, or 39.6 percent, from December 31, 2022 to June 30, 2023, and both increases primarily reflect the impact of the Ahern Rentals acquisition, as discussed in note 3 to the condensed consolidated financial statements. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 8 to the condensed consolidated financial statements for further information on debt changes.

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
On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $500 under the program through June 30, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $3 year-to-date through June 30, 2023. Since 2012, we have repurchased a total of $5.460 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the six months ended June 30, 2023, we paid dividends totaling $205 ($2.96 per share, which equates to a quarterly dividend per share of $1.48). On July 26, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on August 23, 2023 to stockholders of record on August 9, 2023.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2023, we had cash and cash equivalents of $227. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2023:

ABL facility:
Borrowing capacity, net of letters of credit	$2,453
Outstanding debt, net of debt issuance costs	1,723
Interest rate at June 30, 2023	6.3%
Average month-end principal amount of debt outstanding	1,760
Weighted-average interest rate on average debt outstanding	6.0%
Maximum month-end principal amount of debt outstanding	1,848
Accounts receivable securitization facility:
Borrowing capacity	26
Outstanding debt, net of debt issuance costs	1,273
Interest rate at June 30, 2023	6.1%
Average month-end principal amount of debt outstanding	1,050
Weighted-average interest rate on average debt outstanding	5.8%
Maximum month-end principal amount of debt outstanding	1,274
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 24, 2023 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
URNA’s payment capacity is restricted under the covenants in the ABL and term loan facilities and the indentures governing its outstanding indebtedness. Although this restricted capacity limits our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During the six months ended June 30, 2023, we (i) generated cash from operating activities of $2.228 billion, (ii) generated cash from the sale of rental and non-rental equipment of $798 and (iii) received cash from debt proceeds, net of payments, of $481. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $2.227 billion, (ii) purchase other companies for $418 (iii) purchase shares of our common stock for $554 and (iv) pay dividends of $205. During the six months ended June 30, 2022, we (i) generated cash from operating activities of $2.040 billion, (ii) generated cash from the sale of rental and non-rental equipment of $384 and (iii) received cash from debt proceeds, net of payments, of $106. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $1.477 billion, (ii) purchase other companies for $312 and (iii) purchase shares of our common stock for $819.
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

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$2,228	$2,040
Purchases of rental equipment	(2,048)	(1,354)
Purchases of non-rental equipment and intangible assets	(179)	(123)
Proceeds from sales of rental equipment	770	375
Proceeds from sales of non-rental equipment	28	9
Insurance proceeds from damaged equipment	19	17
Free cash flow	$818	$964
Free cash flow for the six months ended June 30, 2023 was $818, a decrease of $146 as compared to $964 for the six months ended June 30, 2022. Free cash flow decreased primarily due to increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) and increased purchases of non-rental equipment and intangible assets, partially offset by increased net cash provided by operating activities. Net rental capital expenditures increased $299 year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of June 30, 2023, the indebtedness of our non-guarantors was comprised of (i) $1.273 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $103 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $8 of finance leases of our non-guarantor subsidiaries.
Covenants in the ABL facility, accounts receivable securitization and term loan facilities, and the other agreements governing our debt, impose operating and financial restrictions on URNA, Holdings and the guarantor subsidiaries, including limitations on the ability to make share repurchases and dividend payments. As of June 30, 2023, the amount available for distribution under the most restrictive of these covenants was $1.042 billion. The Company’s total available capacity for making share repurchases and dividend payments includes the intercompany receivable balance of Holdings. As of June 30, 2023, our total available capacity for making share repurchases and dividend payments, which includes URNA’s capacity to make restricted payments and the intercompany receivable balance of Holdings, was $6.429 billion.

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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

June 30, 2023
Current receivable from non-guarantor subsidiaries	$32
Other current assets	454
Total current assets	486
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	20,750
Total long-term assets	20,850
Total assets	21,336
Current liabilities	2,313
Long-term liabilities	13,941
Total liabilities	16,254
Six Months Ended June 30, 2023
Total revenues	$6,208
Gross profit	2,420
Net income	895

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2023, we had an aggregate of $4.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 8 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2023 under these facilities. As of June 30, 2023, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $30 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2023, we had an aggregate of $7.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2023 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the six months ended June 30, 2023, our foreign subsidiaries accounted for $630, or 9 percent, of our total revenue of $6.839 billion, and $130, or 10 percent, of our total pretax income of $1.366 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2023 to April 30, 2023	233,996	(1)	$363.91	233,606
May 1, 2023 to May 31, 2023	146,829	(1)	$346.11	145,817
June 1, 2023 to June 30, 2023	286,238	(1)	$401.78	284,889
Total	667,063		$376.24	664,312	$750,001,291
(1)In April 2023, May 2023 and June 2023, 390, 1,012 and 1,349 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board authorized a $1.25 billion share repurchase program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition that is discussed in note 3 to the condensed consolidated financial statements. Repurchases under the program began in the first quarter of 2023, and we expect to repurchase $1.0 billion of common stock under the program in 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $3 million year-to-date through June 30, 2023.

Item 5.    Other Information
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold back to Holdings to cover withholding taxes, which may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

2(a)
Asset Purchase Agreement, dated as of November 11, 2022, by and among United Rentals (North America), Inc., Ahern Rentals, Inc., and Xtreme Re-Rental, LLC (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on November 14, 2022)

2(b)
Agreement and Plan of Merger, dated April 15, 2021, by and among General Finance Corporation, United Rentals (North America), Inc., and UR Merger Sub VI Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 15, 2021)

3(a)
Sixth Restated Certificate of Incorporation of United Rentals, Inc., dated May 4, 2023 (incorporated by reference to Exhibit 3.2 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 4, 2023)

3(b)
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
Amendment No. 2 to Credit and Guaranty Agreement, dated as of April 10, 2023, among the financial institutions from time to time parties thereto, Bank of America, N.A., as agent, United Rentals, Inc., United Rentals (North America), Inc., and certain subsidiaries of United Rentals, Inc. referred to therein

10(b)*	Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Joli Gross

10(c)*	Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Tony Leopold

10(d)
Amendment No. 15 to Third Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2023, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, GTA Funding LLC, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 16, 2023)

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

UNITED RENTALS, INC.

Dated:	July 26, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 26, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer