Form 10-Q
period 2023-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2023-10-25
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 23, 2023, there were 67,781,450 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•the impact of global economic conditions (including inflation, increased interest rates, supply chain constraints, potential trade wars and sanctions and other measures imposed in response to international conflicts) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
•declines in construction or industrial activity, which can adversely impact our revenues and, because many of our costs are fixed, our profitability;
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
•our significant indebtedness (which totaled $12.0 billion at September 30, 2023) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with data protection and cyber incident reporting laws and regulations, and other significant disruptions in our information technology systems;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$284	$106
Accounts receivable, net	2,277	2,004
Inventory	201	232
Prepaid expenses and other assets	216	381
Total current assets	2,978	2,723
Rental equipment, net	14,314	13,277
Property and equipment, net	881	839
Goodwill	5,792	6,026
Other intangible assets, net	728	452
Operating lease right-of-use assets	1,091	819
Other long-term assets	48	47
Total assets	$25,832	$24,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,448	$161
Accounts payable	1,121	1,139
Accrued expenses and other liabilities	1,104	1,145
Total current liabilities	3,673	2,445
Long-term debt	10,580	11,209
Deferred taxes	2,757	2,671
Operating lease liabilities	890	642
Other long-term liabilities	176	154
Total liabilities	18,076	17,121
Common stock—$0.01 par value, 500,000,000 shares authorized, 114,957,299 and 67,733,679 shares issued and outstanding, respectively, at September 30, 2023 and 114,758,508 and 69,356,981 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	2,642	2,626
Retained earnings	11,094	9,656
Treasury stock at cost—47,223,620 and 45,401,527 shares at September 30, 2023 and December 31, 2022, respectively	(5,713)	(4,957)
Accumulated other comprehensive loss	(268)	(264)
Total stockholders’ equity	7,756	7,062
Total liabilities and stockholders’ equity	$25,832	$24,183
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Equipment rentals	$3,224	$2,732	$8,945	$7,369
Sales of rental equipment	366	181	1,136	556
Sales of new equipment	52	32	166	115
Contractor supplies sales	39	32	110	94
Service and other revenues	84	74	247	212
Total revenues	3,765	3,051	10,604	8,346
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,286	1,053	3,664	2,961
Depreciation of rental equipment	588	470	1,755	1,362
Cost of rental equipment sales	185	69	569	231
Cost of new equipment sales	43	25	137	93
Cost of contractor supplies sales	28	23	78	66
Cost of service and other revenues	50	45	150	125
Total cost of revenues	2,180	1,685	6,353	4,838
Gross profit	1,585	1,366	4,251	3,508
Selling, general and administrative expenses	374	356	1,134	1,022
Restructuring charge	5	(1)	24	—
Non-rental depreciation and amortization	107	90	329	278
Operating income	1,099	921	2,764	2,208
Interest expense, net	163	106	474	313
Other income, net	(7)	(1)	(19)	(12)
Income before provision for income taxes	943	816	2,309	1,907
Provision for income taxes	240	210	564	441
Net income	$703	$606	$1,745	$1,466
Basic earnings per share	$10.30	$8.69	$25.37	$20.61
Diluted earnings per share	$10.29	$8.66	$25.30	$20.56
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$703	$606	$1,745	$1,466
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(27)	(92)	(3)	(141)
Fixed price diesel swaps	—	(3)	(1)	—
Other comprehensive (loss) income (1)	(27)	(95)	(4)	(141)
Comprehensive income	$676	$511	$1,741	$1,325
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)
Net income				703
Dividends declared (4)				(102)
Foreign currency translation adjustments							(27)
Stock compensation expense, net	—		23
Tax withholding for share based compensation	—		(2)
Repurchase of common stock	—				—	(253)
Balance at September 30, 2023	68	$1	$2,642	$11,094	47	$(5,713)	$(268)

	Three Months Ended September 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2022	70	$1	$2,570	$8,411	45	$(4,719)	$(217)
Net income				606
Foreign currency translation adjustments							(92)
Fixed price diesel swaps							(3)
Stock compensation expense, net	—		35
Tax withholding for share based compensation	—		(1)
Repurchase of common stock	—				—	(238)
Balance at September 30, 2022	69	$1	$2,604	$9,017	45	$(4,957)	$(312)

	Nine Months Ended September 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				1,745
Dividends declared (4)				(307)
Foreign currency translation adjustments							(3)
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		72
Tax withholding for share based compensation	—		(56)
Repurchase of common stock	(2)				2	(756)
Balance at September 30, 2023	68	$1	$2,642	$11,094	47	$(5,713)	$(268)

	Nine Months Ended September 30, 2022
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				1,466
Foreign currency translation adjustments							(141)
Stock compensation expense, net	—		95
Tax withholding for share based compensation	—		(58)
Repurchase of common stock	(3)				3	(1,000)
Balance at September 30, 2022	69	$1	$2,604	$9,017	45	$(4,957)	$(312)

(1)Amounts may not foot due to rounding.
(2)Common stock outstanding decreased by approximately three million net shares during the year ended December 31, 2022.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(4)In January 2023, our Board of Directors approved our first-ever quarterly dividend program (accordingly, there were no dividends declared during 2022). We declared dividends of $1.48 and $4.44 per share during the three and nine months ended September 30, 2023, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,745	$1,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,084	1,640
Amortization of deferred financing costs and original issue discounts	11	9
Gain on sales of rental equipment	(567)	(325)
Gain on sales of non-rental equipment	(16)	(6)
Insurance proceeds from damaged equipment	(30)	(25)
Stock compensation expense, net	72	95
Restructuring charge	24	—
Loss on repurchase/redemption of debt securities	—	17
Increase in deferred taxes	88	130
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(254)	(261)
Decrease (increase) in inventory	22	(33)
Decrease in prepaid expenses and other assets	183	70
(Decrease) increase in accounts payable	(15)	332
(Decrease) increase in accrued expenses and other liabilities	(57)	73
Net cash provided by operating activities	3,290	3,182
Cash Flows From Investing Activities:
Purchases of rental equipment	(3,078)	(2,456)
Purchases of non-rental equipment and intangible assets	(267)	(182)
Proceeds from sales of rental equipment	1,136	556
Proceeds from sales of non-rental equipment	46	15
Insurance proceeds from damaged equipment	30	25
Purchases of other companies, net of cash acquired	(406)	(323)
Purchases of investments	—	(5)
Net cash used in investing activities	(2,539)	(2,370)
Cash Flows From Financing Activities:
Proceeds from debt	6,718	5,219
Payments of debt	(6,175)	(5,026)
Common stock repurchased, including tax withholdings for share based compensation	(806)	(1,058)
Payments of financing costs	—	(9)
Dividends paid	(305)	—
Net cash used in financing activities	(568)	(874)
Effect of foreign exchange rates	(5)	(6)
Net increase (decrease) in cash and cash equivalents	178	(68)
Cash and cash equivalents at beginning of period	106	144
Cash and cash equivalents at end of period	$284	$76
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$389	$295
Cash paid for interest	495	339
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
New Accounting Pronouncements
Guidance Adopted in 2023
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. As discussed in note 8 of the condensed consolidated financial statements, in April 2023, our term loan facility was amended to transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). We applied the above guidance when accounting for the term loan facility amendment (as discussed further in note 8), and adoption of this guidance did not have a material impact on our financial statements. As of September 30, 2023, we have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on our financial statements in the future.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,651	$—	$2,651	$2,238	$—	$2,238
Re-rent revenue	68	—	68	72	—	72
Ancillary and other rental revenues:
Delivery and pick-up	—	258	258	—	221	221
Other	204	43	247	163	38	201
Total ancillary and other rental revenues	204	301	505	163	259	422
Total equipment rentals	2,923	301	3,224	2,473	259	2,732
Sales of rental equipment	—	366	366	—	181	181
Sales of new equipment	—	52	52	—	32	32
Contractor supplies sales	—	39	39	—	32	32
Service and other revenues	—	84	84	—	74	74
Total revenues	$2,923	$842	$3,765	$2,473	$578	$3,051

	Nine Months Ended September 30,
		2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$7,378	$—	$7,378	$6,053	$—	$6,053
Re-rent revenue	176	—	176	176	—	176
Ancillary and other rental revenues:
Delivery and pick-up	—	699	699	—	583	583
Other	554	138	692	429	128	557
Total ancillary and other rental revenues	554	837	1,391	429	711	1,140
Total equipment rentals	8,108	837	8,945	6,658	711	7,369
Sales of rental equipment	—	1,136	1,136	—	556	556
Sales of new equipment	—	166	166	—	115	115
Contractor supplies sales	—	110	110	—	94	94
Service and other revenues	—	247	247	—	212	212
Total revenues	$8,108	$2,496	$10,604	$6,658	$1,688	$8,346
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2023, 74 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 70 percent of total revenues for the nine months ended September 30, 2023) and are governed by our standard rental contract. We account for such rentals as

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $153 and $131 as of September 30, 2023 and December 31, 2022, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the nine months ended September 30, 2023). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues for the nine months ended September 30, 2023, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2023 and December 31, 2022. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the nine months ended September 30, 2023, and these revenues account for corresponding portions of the $2.277 billion of net accounts receivable and the associated allowance for credit losses of $158 as of September 30, 2023).
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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning balance	$147	$117	$134	$112
Charged to costs and expenses (1)	4	3	9	6
Charged to revenue (2)	16	11	37	28
Deductions and other (3)	(9)	(8)	(22)	(23)
Ending balance	$158	$123	$158	$123
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2023 or 2022 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2023 and 2022 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2023.

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
The aggregate consideration paid to acquire Ahern Rentals was $1.988 billion. The acquisition and related fees and expenses were funded through the issuance of $1.5 billion principal amount of 6 percent Senior Secured Notes and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The table below summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. The accounting for the acquisition that has not yet been completed principally relates to finalizing the valuations of the acquired rental equipment and intangible assets. During the nine months ended September 30, 2023, we recognized measurement period adjustments primarily to establish preliminary values for intangible assets and lease assets and liabilities. These adjustments resulted in a substantial reduction to goodwill versus the previously reported amount (see note 6 to the condensed consolidated financial statements for further discussion of goodwill changes). Non-rental depreciation and amortization for the nine months ended September 30, 2023 includes $7 of intangible asset amortization that would have been recognized in 2022 if the intangible asset values had been preliminarily established as of December 31, 2022.

Inventory	$24
Rental equipment	1,244
Property and equipment	186
Intangible assets (1)	428
Operating lease right-of-use assets	211
Other assets	10
Total identifiable assets acquired	2,103
Accounts payable, accrued expenses and other liabilities	(25)
Operating lease liabilities	(199)
Debt (finance leases)	(38)
Total liabilities assumed	(262)
Net identifiable assets acquired	1,841
Goodwill (2)	147
Net assets acquired	$1,988
(1)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$330	9
Non-compete agreements	98	5
Total	$428
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
United Rentals historic revenues	$3,051	$8,346
Ahern Rentals historic revenues	226	654
Pro forma revenues	3,277	9,000
United Rentals historic pretax income	816	1,907
Ahern Rentals historic pretax income (loss)	1	(5)
Combined pretax income	817	1,902
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(26)	(76)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(4)	(26)
Intangible asset amortization (3)	(20)	(59)
Interest expense (4)	(27)	(77)
Elimination of historic interest (5)	15	42
Elimination of historic legal and financing costs (6)	4	8
Pro forma pretax income	$759	$1,714
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended September 30, 2023
Equipment rentals	$2,307	$917	$3,224
Sales of rental equipment	320	46	366
Sales of new equipment	24	28	52
Contractor supplies sales	23	16	39
Service and other revenues	78	6	84
Total revenue	2,752	1,013	3,765
Depreciation and amortization expense	580	115	695
Equipment rentals gross profit	872	478	1,350
Three Months Ended September 30, 2022
Equipment rentals	$1,942	$790	$2,732
Sales of rental equipment	152	29	181
Sales of new equipment	12	20	32
Contractor supplies sales	20	12	32
Service and other revenues	67	7	74
Total revenue	2,193	858	3,051
Depreciation and amortization expense	450	110	560
Equipment rentals gross profit	797	412	1,209
Nine Months Ended September 30, 2023
Equipment rentals	$6,514	$2,431	$8,945
Sales of rental equipment	1,012	124	1,136
Sales of new equipment	66	100	166
Contractor supplies sales	67	43	110
Service and other revenues	225	22	247
Total revenue	7,884	2,720	10,604
Depreciation and amortization expense	1,737	347	2,084
Equipment rentals gross profit	2,323	1,203	3,526
Capital expenditures	2,663	682	3,345
Nine Months Ended September 30, 2022
Equipment rentals	$5,322	$2,047	$7,369
Sales of rental equipment	474	82	556
Sales of new equipment	58	57	115
Contractor supplies sales	60	34	94
Service and other revenues	188	24	212
Total revenue	6,102	2,244	8,346
Depreciation and amortization expense	1,300	340	1,640
Equipment rentals gross profit	2,063	983	3,046
Capital expenditures	1,995	643	2,638

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2023	December 31, 2022
Total reportable segment assets
General rentals	$20,780	$19,604
Specialty	5,052	4,579
Total assets	$25,832	$24,183
 Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total equipment rentals gross profit	$1,350	$1,209	$3,526	$3,046
Gross profit from other lines of business	235	157	725	462
Selling, general and administrative expenses	(374)	(356)	(1,134)	(1,022)
Restructuring charge (1)	(5)	1	(24)	—
Non-rental depreciation and amortization	(107)	(90)	(329)	(278)
Interest expense, net	(163)	(106)	(474)	(313)
Other income, net	7	1	19	12
Income before provision for income taxes	$943	$816	$2,309	$1,907
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	September 30, 2023	December 31, 2022
Equipment (1)	$11	$17
Insurance	9	31
Advertising reimbursements (2)	29	25
Income taxes (3)	102	235
Other (4)	65	73
Prepaid expenses and other assets	$216	$381
_________________

(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advance purchase agreements. Such deposits are presented as a component of our cash flow from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services.
(3)    Primarily relates to tax depreciation benefits associated with the Ahern Rentals acquisition discussed in note 3 to the condensed consolidated financial statements. The tax depreciation deductions generated by the Ahern Rentals acquisition resulted in an income tax receivable associated with U.S. federal and state tax payments made prior to the acquisition. The decrease reflected above from December 31, 2022 to September 30, 2023 reflects the use of a portion of the receivable to reduce cash paid for income taxes, and we expect that the remaining receivable will further reduce the cash paid for income taxes throughout the remainder of 2023.
(4)    Includes multiple items, none of which are individually significant.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

6. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

	General rentals	Specialty	Total
Balance at January 1, 2023 (1)	$4,980	$1,046	$6,026
Goodwill related to acquisitions (2)	(223)	(11)	(234)
Foreign currency translation and other adjustments	2	(2)	—
Balance at September 30, 2023 (1)	$4,759	$1,033	$5,792

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
Other intangible assets were comprised of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$50	$126
Customer relationships	6 years	$2,694	$2,095	$599
Trade names and associated trademarks	2 years	$9	$6	$3

	December 31, 2022
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$69	$22	$47
Customer relationships	5 years	$2,349	$1,949	$400
Trade names and associated trademarks	3 years	$14	$9	$5
Our other intangibles assets, net at September 30, 2023 include the assets set forth in the table below associated with the acquisition of Ahern Rentals that is discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets. The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	September 30, 2023
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	4 years	$82
Customer relationships	8 years	275
Amortization expense for other intangible assets was $66 and $53 for the three months ended September 30, 2023 and 2022, respectively, and $210 and $170 for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increases primarily reflect the impact of the Ahern Rentals acquisition discussed above.
As of September 30, 2023, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2023	$60
2024	208
2025	166
2026	123
2027	81
Thereafter	90
Total	$728
7. Fair Value Measurements
As of September 30, 2023 and December 31, 2022, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of September 30, 2023 and December 31, 2022. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2023 and December 31, 2022 have been calculated based upon available market information, and were as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,718	$7,034	$7,712	$7,143
8. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2023	December 31, 2022
Repurchase facility expiring 2024 (1) (2)	$100	$100
Accounts receivable securitization facility expiring 2024 (1) (3)	1,283	959
Term loan facility expiring 2025 (1) (4)	947	953
$4.25 billion ABL facility expiring 2027 (1)	1,792	1,523
5 1/2 percent Senior Notes due 2027	498	498
3 7/8 percent Senior Secured Notes due 2027	745	744
4 7/8 percent Senior Notes due 2028 (5)	1,664	1,663
6 percent Senior Secured Notes due 2029	1,487	1,486
5 1/4 percent Senior Notes due 2030	745	744
4 percent Senior Notes due 2030	744	743
3 7/8 percent Senior Notes due 2031	1,091	1,090
3 3/4 percent Senior Notes due 2032	744	744
Finance leases	188	123
Total debt	12,028	11,370
Less short-term portion (6)	(1,448)	(161)
Total long-term debt	$10,580	$11,209
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2023. There is no borrowing capacity under the repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,385	$16	$—
Letters of credit	65
Interest rate at September 30, 2023	6.5%	6.3%	7.1%	6.5%
Average month-end debt outstanding	1,761	1,129	954	56
Weighted-average interest rate on average debt outstanding	6.1%	6.0%	6.8%	5.9%
Maximum month-end debt outstanding	1,848	1,288	958	100
(2)In June 2023, the repurchase facility was amended, primarily to extend the maturity date to June 14, 2024, which may be further extended by the mutual consent of the parties to the repurchase facility agreement. Additionally, the repurchase facility was amended to replace an interest rate based on SOFR with an interest rate based on the Bloomberg Short Term Bank Yield Index ("BSBY").
(3)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2023, there were $1.550 billion of receivables, net of applicable reserves and other deductions, in the collateral pool. In June 2023, the accounts receivable securitization facility was amended, primarily to increase the facility size from $1.100 billion to $1.300 billion.
(4)In April 2023, the term loan facility was amended to transition to an interest rate based on SOFR. Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). LIBOR has been discontinued as a reference rate as a result of reference rate reform, and the amendment of the term loan facility did not require contract remeasurement at the amendment date or a reassessment of any previous accounting determinations pertaining to the facility. The amendment did not have a material impact on our financial statements. As of September 30, 2023, we have no debt instruments that use LIBOR as a reference rate.
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of September 30, 2023, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.660 billion and one with a book value of $4.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(6)Short-term debt as of September 30, 2023 primarily reflected borrowings under the accounts receivable securitization and repurchase facilities and the short-term portion of our finance leases. Short-term debt as of December 31, 2022 primarily reflected borrowings under the repurchase facility and the short-term portion of our finance leases. The accounts receivable securitization facility, which expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility, was not a short-term debt instrument as of December 31, 2022.
Loan Covenants and Compliance
As of September 30, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$703	$606	1,745	1,466
Denominator:
Denominator for basic earnings per share—weighted-average common shares	68,153	69,854	68,757	71,140
Effect of dilutive securities:
Employee stock options	4	4	4	4
Restricted stock units	106	195	181	193
Denominator for diluted earnings per share—adjusted weighted-average common shares	68,263	70,053	68,942	71,337
Basic earnings per share	$10.30	$8.69	$25.37	$20.61
Diluted earnings per share	$10.29	$8.66	$25.30	$20.56

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.3 percent and 2.7 percent for the nine months ended September 30, 2023 and 2022, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may continue to be significant in the future.
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
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,557 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $21.0 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2023.
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
As of September 30, 2023, we had available liquidity of $2.685 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $750 under the program through September 30, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $6 year-to-date through September 30, 2023.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the nine months ended September 30, 2023, we paid dividends totaling $305 ($4.44 per share, which equates to a quarterly dividend per share of $1.48). On October 25, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on November 22, 2023 to stockholders of record on November 8, 2023.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$703	$606	$1,745	$1,466
Diluted earnings per share	$10.29	$8.66	$25.30	$20.56
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Tax rate applied to items below	25.3%		25.4%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(39)	$(0.57)	$(30)	$(0.44)	$(126)	$(1.83)	$(99)	$(1.39)
Impact on depreciation related to acquired fleet and property and equipment (2)	(40)	(0.59)	(8)	(0.12)	(83)	(1.21)	(34)	(0.48)
Impact of the fair value mark-up of acquired fleet (3)	(16)	(0.23)	(4)	(0.05)	(64)	(0.92)	(12)	(0.17)
Restructuring charge (4)	(3)	(0.05)	—	0.01	(18)	(0.26)	—	—
Asset impairment charge (5)	—	—	—	(0.01)	—	—	(2)	(0.03)
Loss on repurchase/redemption of debt securities (6)	—	—	—	—	—	—	(13)	(0.18)

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$703	$606	$1,745	$1,466
Provision for income taxes	240	210	564	441
Interest expense, net	163	106	474	313
Depreciation of rental equipment	588	470	1,755	1,362
Non-rental depreciation and amortization	107	90	329	278
EBITDA	$1,801	$1,482	$4,867	$3,860
Restructuring charge (1)	5	(1)	24	—
Stock compensation expense, net (2)	23	35	72	95
Impact of the fair value mark-up of acquired fleet (3)	21	5	85	16
Adjusted EBITDA	$1,850	$1,521	$5,048	$3,971
Net income margin	18.7%	19.9%	16.5%	17.6%
Adjusted EBITDA margin	49.1%	49.9%	47.6%	47.6%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$3,290	$3,182
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(9)
Gain on sales of rental equipment	567	325
Gain on sales of non-rental equipment	16	6
Insurance proceeds from damaged equipment	30	25
Restructuring charge (1)	(24)	—
Stock compensation expense, net (2)	(72)	(95)
Loss on repurchase/redemption of debt securities (4)	—	(17)
Changes in assets and liabilities	187	(191)
Cash paid for interest	495	339
Cash paid for income taxes, net	389	295
EBITDA	$4,867	$3,860
Add back:
Restructuring charge (1)	24	—
Stock compensation expense, net (2)	72	95
Impact of the fair value mark-up of acquired fleet (3)	85	16
Adjusted EBITDA	$5,048	$3,971
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
For the three months ended September 30, 2023, net income increased $97, or 16.0 percent, and net income margin decreased 120 basis points to 18.7 percent. For the three months ended September 30, 2023, adjusted EBITDA increased $329, or 21.6 percent, and adjusted EBITDA margin decreased 80 basis points to 49.1 percent.
The year-over-year decrease in net income margin primarily reflects the impact of the Ahern Rentals acquisition on gross margins from equipment rentals and sales of rental equipment, and increased interest expense, partially offset by reductions in selling, general and administrative ("SG&A") and income tax expenses as a percentage of revenue, and revenue mix benefits. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. In addition to the impact of the Ahern Rentals acquisition, the decreased gross margin from sales of rental equipment reflects the normalization of channel mix, including the expanded use of wholesale channels. Net interest expense increased $57, or 53.8 percent, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher variable debt interest rates (the weighted average interest rates on our variable debt instruments were 6.5 percent and 3.7 percent for the three months ended September 30, 2023 and 2022, respectively). The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. While income tax expense increased $30, or 14.3 percent, year-over-year, the effective income tax rate for the three months ended September 30, 2023 decreased by 20 basis points to 25.5 percent.
The decrease in the adjusted EBITDA margin primarily reflects a 120 basis point decrease in gross margin from equipment rentals (excluding depreciation and stock compensation expense) and a 940 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), partially offset by reduced SG&A expense as a percentage of revenue. The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the impact of the Ahern Rentals acquisition, including increased repairs and maintenance expense as discussed above. The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue.
For the nine months ended September 30, 2023, net income increased $279, or 19.0 percent, and net income margin decreased 110 basis points to 16.5 percent. For the nine months ended September 30, 2023, adjusted EBITDA increased $1.077 billion, or 27.1 percent, and adjusted EBITDA margin was flat at 47.6 percent.
The year-over-year decrease in net income margin primarily reflects the impact of the Ahern Rentals acquisition on gross margins from equipment rentals and sales of rental equipment, increased restructuring charges associated with the Ahern Rentals acquisition, and increased interest expense, partially offset by reductions in SG&A expense and non-rental depreciation and amortization as a percentage of revenue, and revenue mix benefits. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. In addition to the impact of the Ahern Rentals acquisition, the decreased gross margin from sales of rental equipment reflects the normalization of channel mix, including the expanded use of wholesale channels. Net interest expense increased $161, or 51.4 percent, primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher variable debt interest rates (the weighted average interest rates on our variable debt instruments were 6.3 percent and 2.7 percent for the nine months ended September 30, 2023 and 2022, respectively), partially offset by the impact of a $17 debt redemption loss in the nine months ended September 30, 2022. The favorable margin impact of SG&A expense and non-rental depreciation and amortization both reflect better fixed cost absorption on higher revenue.
Adjusted EBITDA margin was flat year-over-year, primarily reflecting reduced SG&A expense as a percentage of revenue, offset by a 60 basis point decrease in equipment rentals gross margin (excluding depreciation and stock compensation expense) and a 390 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet). The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the impact of the Ahern Rentals acquisition (in particular, repairs and maintenance expense for the rental equipment acquired in the Ahern Rentals acquisition was higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year). The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Equipment rentals*	$3,224	$2,732	18.0%	$8,945	$7,369	21.4%
Sales of rental equipment	366	181	102.2%	1,136	556	104.3%
Sales of new equipment	52	32	62.5%	166	115	44.3%
Contractor supplies sales	39	32	21.9%	110	94	17.0%
Service and other revenues	84	74	13.5%	247	212	16.5%
Total revenues	$3,765	$3,051	23.4%	$10,604	$8,346	27.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			22.2%			24.4%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			(2.2)%			(1.0)%
Contribution from ancillary and re-rent revenue (3)			(0.5)%			(0.5)%
Total change in equipment rentals			18.0%			21.4%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC			10.2%			11.6%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			1.5%			3.0%
Contribution from ancillary and re-rent revenue (3)			(0.4)%			(0.4)%
Total change in equipment rentals			9.8%			12.7%
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
For the three months ended September 30, 2023, total revenues of $3.765 billion increased 23.4 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2023). Equipment rentals increased $492, or 18.0 percent, primarily due to a 22.2 percent increase in average OEC, partially offset by a 2.2 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 9.8 percent, primarily reflecting an increase in average OEC of 10.2 percent and increased fleet productivity of 1.5 percent. Beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets. Sales of rental equipment increased 102.2 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
For the nine months ended September 30, 2023, total revenues of $10.604 billion increased 27.1 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the nine months ended September 30, 2023). Equipment rentals increased $1.576 billion, or 21.4 percent, primarily due to a 24.4 percent increase in average OEC, partially offset by a 1.0 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 12.7 percent, primarily reflecting an increase in average OEC of 11.6 percent and increased fleet productivity of 3.0 percent. Beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets. Sales of rental equipment increased 104.3 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended September 30, 2023, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2023
Equipment rentals	$2,307	$917	$3,224
Sales of rental equipment	320	46	366
Sales of new equipment	24	28	52
Contractor supplies sales	23	16	39
Service and other revenues	78	6	84
Total revenue	$2,752	$1,013	$3,765
Three Months Ended September 30, 2022
Equipment rentals	$1,942	$790	$2,732
Sales of rental equipment	152	29	181
Sales of new equipment	12	20	32
Contractor supplies sales	20	12	32
Service and other revenues	67	7	74
Total revenue	$2,193	$858	$3,051
Nine Months Ended September 30, 2023
Equipment rentals	$6,514	$2,431	$8,945
Sales of rental equipment	1,012	124	1,136
Sales of new equipment	66	100	166
Contractor supplies sales	67	43	110
Service and other revenues	225	22	247
Total revenue	$7,884	$2,720	$10,604
Nine Months Ended September 30, 2022
Equipment rentals	$5,322	$2,047	$7,369
Sales of rental equipment	474	82	556
Sales of new equipment	58	57	115
Contractor supplies sales	60	34	94
Service and other revenues	188	24	212
Total revenue	$6,102	$2,244	$8,346
Equipment rentals represented 86 percent of total revenues for the three months ended September 30, 2023. For the three months ended September 30, 2023, equipment rentals of $3.224 billion increased $492, or 18.0 percent, as compared to the same period in 2022, primarily due to a 22.2 percent increase in average OEC, partially offset by a 2.2 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 9.8 percent, primarily reflecting an increase in average OEC of 10.2 percent and increased fleet productivity of 1.5 percent. Beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.

Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, equipment rentals of $8.945 billion increased $1.576 billion, or 21.4 percent, as compared to the same period in 2022, primarily due to a 24.4 percent increase in average OEC, partially offset by a 1.0 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 3 to the condensed consolidated financial statements, as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 12.7 percent, primarily reflecting an increase in average OEC of 11.6 percent and increased fleet productivity of 3.0 percent. Beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the three months ended September 30, 2023, equipment rentals represented 84 percent of total revenues for the general rentals segment. For the three months ended September 30, 2023, general rentals equipment rentals increased $365, or 18.8 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 7.6 percent, primarily reflecting increases in average OEC and fleet productivity. As noted above, beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the nine months ended September 30, 2023, equipment rentals represented 83 percent of total revenues for the general rentals segment. For the nine months ended September 30, 2023, general rentals equipment rentals increased $1.192 billion, or 22.4 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition as well as increased capital expenditures. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 10.6 percent, primarily reflecting increases in average OEC and fleet productivity. As noted above, beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the three months ended September 30, 2023, equipment rentals represented 91 percent of total revenues for the specialty segment. For the three months ended September 30, 2023, specialty equipment rentals increased $127, or 16.1 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.
For the nine months ended September 30, 2023, equipment rentals represented 89 percent of total revenues for the specialty segment. For the nine months ended September 30, 2023, specialty equipment rentals increased $384, or 18.8 percent, as compared to the same period in 2022, primarily due to strong demand across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through September 30, 2023, we have experienced broad-based strength of demand across our end-markets.
Sales of rental equipment. For the nine months ended September 30, 2023, sales of rental equipment represented approximately 11 percent of our total revenues. For the three and nine months ended September 30, 2023, sales of rental equipment increased 102.2 percent and 104.3 percent year-over-year, respectively, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
Sales of new equipment. For the nine months ended September 30, 2023, sales of new equipment represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2023, sales of new equipment increased 62.5 percent and 44.3 percent year-over-year, respectively, primarily reflecting some individually significant sales in 2023 and normal variability.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2023, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and nine months ended September 30, 2023, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2023, service and other revenues represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2023, service and other revenues increased 13.5 percent and 16.5 percent year-over-year, respectively, primarily due to growth initiatives.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2023
Equipment Rentals Gross Profit	$872	$478	$1,350
Equipment Rentals Gross Margin	37.8%	52.1%	41.9%
Three Months Ended September 30, 2022
Equipment Rentals Gross Profit	$797	$412	$1,209
Equipment Rentals Gross Margin	41.0%	52.2%	44.3%
Nine Months Ended September 30, 2023
Equipment Rentals Gross Profit	$2,323	$1,203	$3,526
Equipment Rentals Gross Margin	35.7%	49.5%	39.4%
Nine Months Ended September 30, 2022
Equipment Rentals Gross Profit	$2,063	$983	$3,046
Equipment Rentals Gross Margin	38.8%	48.0%	41.3%
General rentals. For the three months ended September 30, 2023, equipment rentals gross profit increased by $75, and equipment rentals gross margin decreased by 320 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
For the nine months ended September 30, 2023, equipment rentals gross profit increased by $260, and equipment rentals gross margin decreased by 310 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
Specialty. For the three months ended September 30, 2023, equipment rentals gross profit increased by $66, and equipment rentals gross margin decreased by 10 basis points, from 2022.
For the nine months ended September 30, 2023, equipment rentals gross profit increased by $220, and equipment rentals gross margin increased by 150 basis points, from 2022. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Total gross margin	42.1%	44.8%	(270) bps	40.1%	42.0%	(190) bps
Equipment rentals	41.9%	44.3%	(240) bps	39.4%	41.3%	(190) bps
Sales of rental equipment	49.5%	61.9%	(1,240) bps	49.9%	58.5%	(860) bps
Sales of new equipment	17.3%	21.9%	(460) bps	17.5%	19.1%	(160) bps
Contractor supplies sales	28.2%	28.1%	10 bps	29.1%	29.8%	(70) bps
Service and other revenues	40.5%	39.2%	130 bps	39.3%	41.0%	(170) bps
For the three months ended September 30, 2023, total gross margin decreased 270 basis points from the same period in 2022. Equipment rentals gross margin decreased 240 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 1,240 basis points from the same period in 2022, primarily due to the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 3 percent of total gross profit for the three months ended September 30, 2023).
For the nine months ended September 30, 2023, total gross margin decreased 190 basis points from the same period in 2022. Equipment rentals gross margin decreased 190 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 860 basis points from the same period in 2022, primarily due to the normalization of channel mix, including the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2023).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Selling, general and administrative ("SG&A") expense	$374	$356	5.1%	$1,134	$1,022	11.0%
SG&A expense as a percentage of revenue	9.9%	11.7%	(180) bps	10.7%	12.2%	(150) bps
Restructuring charge	5	(1)	(600.0)%	24	—	—%
Non-rental depreciation and amortization	107	90	18.9%	329	278	18.3%
Interest expense, net	163	106	53.8%	474	313	51.4%
Other income, net	(7)	(1)	600.0%	(19)	(12)	58.3%
Provision for income taxes	240	210	14.3%	564	441	27.9%
Effective tax rate	25.5%	25.7%	(20) bps	24.4%	23.1%	130 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and nine months ended September 30, 2023 decreased from the same periods in 2022 primarily due to better fixed cost absorption on higher revenue (in particular, salaries and benefits declined as a percentage of revenue).
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed six restructuring programs and have incurred total restructuring charges of $376.
In the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition discussed above (such program is the reason for the year-over-year restructuring charge increases for the three and nine months ended September 30, 2023 reflected above). We expect to complete the restructuring program in 2023, and we currently expect to incur approximately $5 of additional expenses under the program. As of September 30, 2023, the total liability associated with our open and closed restructuring programs was $20.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increases in non-rental depreciation and amortization for the three and nine months ended September 30, 2023 primarily reflect the impact of the Ahern Rentals acquisition discussed above.
Interest expense, net for the three and nine months ended September 30, 2023 increased 53.8 percent and 51.4 percent year-over-year, respectively. Interest expense, net for the nine months ended September 30, 2022 included debt redemption losses of $17, which primarily reflected the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net increased by 60.1 percent year-over-year for the nine months ended September 30, 2023. The year-over-year increases in interest expense, net, excluding the impact of the debt redemption losses, for the three and nine months ended September 30, 2023 primarily reflected increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition discussed above, and higher variable debt interest rates. The weighted average interest rates on our variable debt instruments were 6.5 percent and 3.7 percent for the three months ended September 30, 2023 and 2022, respectively, and 6.3 percent and 2.7 percent for the nine months ended September 30, 2023 and 2022, respectively.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2023 and 2022 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, other deductible and nondeductible charges, and the discrete items discussed below. The year-over-year increase in the effective income tax rate for the nine months ended September 30, 2023 primarily reflected the 2022 impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit of $39 in the nine months ended September 30, 2022, partially offset by the release of a valuation allowance on foreign tax credits in the nine months ended September 30, 2023.
Balance sheet. Accounts receivable, net increased by $273, or 13.6 percent, from December 31, 2022 to September 30, 2023, primarily due to increased revenue. Prepaid expenses and other assets decreased by $165, or 43.3 percent, from December 31, 2022 to September 30, 2023, primarily due to the use of a portion of a tax receivable associated with the Ahern Rentals acquisition to reduce cash paid for income taxes (see note 5 to the condensed consolidated financial statements for further detail). Operating lease right-of-use assets increased by $272, or 33.2 percent, and operating lease liabilities increased by $248, or 38.6 percent, from December 31, 2022 to September 30, 2023, and both increases primarily reflect the impact of the Ahern Rentals acquisition, as discussed in note 3 to the condensed consolidated financial statements. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 8 to the condensed consolidated financial statements for further information on debt changes.

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
On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We expect to repurchase $1.0 billion of common stock under the program in 2023, and have repurchased $750 under the program through September 30, 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $6 year-to-date through September 30, 2023. Since 2012, we have repurchased a total of $5.713 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during the nine months ended September 30, 2023, we paid dividends totaling $305 ($4.44 per share, which equates to a quarterly dividend per share of $1.48). On October 25, 2023, our Board of Directors declared a quarterly dividend of $1.48 per share, payable on November 22, 2023 to stockholders of record on November 8, 2023.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2023, we had cash and cash equivalents of $284. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2023:

ABL facility:
Borrowing capacity, net of letters of credit	$2,385
Outstanding debt, net of debt issuance costs	1,792
Interest rate at September 30, 2023	6.5%
Average month-end principal amount of debt outstanding	1,761
Weighted-average interest rate on average debt outstanding	6.1%
Maximum month-end principal amount of debt outstanding	1,848
Accounts receivable securitization facility:
Borrowing capacity	16
Outstanding debt, net of debt issuance costs	1,283
Interest rate at September 30, 2023	6.3%
Average month-end principal amount of debt outstanding	1,129
Weighted-average interest rate on average debt outstanding	6.0%
Maximum month-end principal amount of debt outstanding	1,288
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 23, 2023 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the nine months ended September 30, 2023, we (i) generated cash from operating activities of $3.290 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.182 billion and (iii) received cash from debt proceeds, net of payments, of $543. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $3.345 billion, (ii) purchase other companies for $406, (iii) purchase shares of our common stock for $806 and (iv) pay dividends of $305. During the nine months ended September 30, 2022, we (i) generated cash from operating activities of $3.182 billion, (ii) generated cash from the sale of rental and non-rental equipment of $571 and (iii) received cash from debt proceeds, net of payments, of $193. We used cash during this period principally to (i) purchase rental and non-rental equipment and intangible assets of $2.638 billion, (ii) purchase other companies for $323 and (iii) purchase shares of our common stock for $1.058 billion.
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

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$3,290	$3,182
Purchases of rental equipment	(3,078)	(2,456)
Purchases of non-rental equipment and intangible assets	(267)	(182)
Proceeds from sales of rental equipment	1,136	556
Proceeds from sales of non-rental equipment	46	15
Insurance proceeds from damaged equipment	30	25
Free cash flow	$1,157	$1,140

Free cash flow for the nine months ended September 30, 2023 was $1.157 billion, an increase of $17 as compared to $1.140 billion for the nine months ended September 30, 2022. The slight increase in free cash flow primarily reflected increased net cash provided by operating activities, partially offset by increased net rental capital expenditures (purchases of rental equipment less the proceeds from sales of rental equipment) and increased net purchases of non-rental equipment and intangible assets. Net rental capital expenditures increased $42 year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2023, the indebtedness of our non-guarantors was comprised of (i) $1.283 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $110 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $9 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.

Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that Holdings’ guarantees of URNA indebtedness comply with the conditions set forth in Rule 3-10, which enables us to present summarized financial information for Holdings, URNA and the consolidated guarantor subsidiaries in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes the financial information of the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. Our presentation below excludes the investment in the non-guarantor subsidiaries and the related income from the non-guarantor subsidiaries.
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2023
Current receivable from non-guarantor subsidiaries	$12
Other current assets	420
Total current assets	432
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	20,946
Total long-term assets	21,046
Total assets	21,478
Current liabilities	2,166
Long-term liabilities	14,047
Total liabilities	16,213
Nine Months Ended September 30, 2023
Total revenues	$9,649
Gross profit	3,871
Net income	1,515

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2023, we had an aggregate of $4.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 8 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2023 under these facilities. As of September 30, 2023, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $31 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2023, we had an aggregate of $7.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2023 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the nine months ended September 30, 2023, our foreign subsidiaries accounted for $952, or 9 percent, of our total revenue of $10.604 billion, and $209, or 9 percent, of our total pretax income of $2.309 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2023 to July 31, 2023	126,060	(1)	$445.91	125,241
August 1, 2023 to August 31, 2023	178,729	(1)	$457.28	178,290
September 1, 2023 to September 30, 2023	250,350	(1)	$451.99	249,287
Total	555,139		$452.31	552,818	$500,002,025
(1)In July 2023, August 2023 and September 2023, 819, 439 and 1,063 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board authorized a $1.25 billion share repurchase program, which was paused through the initial phase of the integration of the Ahern Rentals acquisition that is discussed in note 3 to the condensed consolidated financial statements. Repurchases under the program began in the first quarter of 2023, and we expect to repurchase $1.0 billion of common stock under the program in 2023. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2023 repurchases) do not include the excise tax, which totaled $6 million year-to-date through September 30, 2023.

Item 5.    Other Information
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold back to Holdings to cover withholding taxes, which may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10(a)
Employment Agreement, effective as of September 29, 2023, between United Rentals, Inc. and Michael Durand (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on August 28, 2023)

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

UNITED RENTALS, INC.

Dated:	October 25, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 25, 2023	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer