Form 10-K
period 2023-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2024-01-24
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2023 there were 68,280,874 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2023 was approximately $26.7 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $445.37.
As of January 22, 2024, there were 67,191,627 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
•inability to benefit from government spending, including spending associated with infrastructure projects, or a reduction in government spending;
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
•our significant indebtedness (which totaled $11.5 billion at December 31, 2023) requires us to use a substantial amount of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
1

•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with privacy, data protection and cyber incident reporting laws and regulations, and other significant disruptions in our information technology systems;
•risks related to climate change and climate change regulation;
•risks related to our environmental and social goals, including our greenhouse gas intensity reduction goal;
•the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;
•shortfalls in our insurance coverage;
•increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;
•incurrence of expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;
•the costs of complying with environmental, safety and foreign laws and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk, and tariffs;
•the outcome or other potential consequences of regulatory and investigatory matters and litigation;
•labor shortages and/or disputes, work stoppages or other labor difficulties, which may impact our productivity and increase our costs, and changes in law that could affect our labor relations or operations generally;
•the effect of changes in tax law; and
•other factors described in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission.
Any forward-looking statement speaks only as of the date such statement was made. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as required by law.

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2024.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a limited presence in Europe, Australia and New Zealand. The table below presents key information about our business as of and for the years ended December 31, 2023 and 2022. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2023	2022
PERFORMANCE MEASURES
Total revenues (in millions)	$14,332	$11,642
Equipment rental revenue percent of total revenues	84%	87%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	21.9%	13.6%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	(0.7)%	9.4%
Contribution from ancillary and re-rent revenue (3)	(0.4)%	1.8%
Total equipment rental revenue variance	19.3%	23.3%
Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC	10.4%
Assumed year-over-year inflation impact (1)	(1.5)%
Fleet productivity (2)	2.8%
Contribution from ancillary and re-rent revenue (3)	(0.4)%
Total equipment rental revenue variance	11.3%
Key account percent of equipment rental revenue	67%	68%
National account percent of equipment rental revenue	43%	42%
FLEET
Fleet OEC (in billions)	$20.66	$19.61
Equipment classes	4,800	4,600
Equipment units	995,000	1,020,000
Fleet age in months	52.4	53.5
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	42%	42%
Aerial work platforms	25%	24%
General tools and light equipment	8%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	10%	10%
Trench safety equipment	5%	6%
Fluid solutions equipment	7%	7%
Mobile storage equipment and modular office space	3%	3%
LOCATIONS/PERSONNEL
Rental locations	1,584	1,521
Approximate range of branches per district	5-14	4-13
Approximate range of districts per region	6-11	6-11
Range of regions per division	3-6	2-6
Hourly employees	18,900	17,500
Salaried employees	7,400	7,100
Total employees	26,300	24,600
INDUSTRY
Estimated North American market share (5)	15%	15%
Estimated North American equipment rental industry revenue growth (5)	12%	14%
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	4%	4%
Largest supplier percent of capital expenditures	15%	10%
Top 10 supplier percent of capital expenditures	48%	45%

(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2022 reflected strong demand across our end-markets. The novel coronavirus (“COVID-19”), which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, had the most pronounced on our business in 2020. Beginning in 2021 and continuing through 2023, we have experienced broad-based strength of demand across our end-markets. See "Industry Overview and Economic Outlook" below for further discussion of our end-markets.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.
(4)We completed the acquisition of Ahern Rentals, Inc. ("Ahern Rentals") in December 2022. The pro forma information includes the standalone, pre-acquisition results of Ahern Rentals. The pro forma components are not reflected above for 2022 versus 2021 because of the December 2022 acquisition date (Ahern Rentals did not materially impact the comparison of 2022 and 2021 equipment rentals). The Ahern Rentals acquisition is discussed further in note 4 to the consolidated financial statements.
(5)As discussed below (see "Industry Overview and Economic Outlook"), North American equipment rental industry revenue is based on industry estimates from the American Rental Association ("ARA"). As discussed above, we completed the acquisition of Ahern Rentals in December 2022. Estimated North American market share as of December 31, 2022 includes the standalone, pre-acquisition revenue of Ahern Rentals. Subsequent to our prior disclosure of 2022 industry information, the ARA increased its estimate of the size of the North American equipment rental industry. As a result of this change, relative to our prior disclosures, our market share as of December 31, 2022 decreased and the size of the 2022 growth in North American equipment rental industry revenue increased.
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
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. The program includes a biometric screening at work or off-site, a health assessment, a paid day off to be used for a wellness exam or day of service, tobacco cessation support, and participation incentives. Additionally, employees and family members can participate in virtual health challenges to encourage daily activity. Approximately 63 percent of eligible employees participated in the program in 2023.
•Workplace inclusivity and diversity: We believe that an inclusive and diverse team is key to the success of our culture, and we view diversity holistically through a framework that recognizes the importance of diversity in enabling our commercial strategy and continued business success. Our commitment to diversity, equity and inclusion (“DEI”) is demonstrated through many efforts including employee-led employee resource groups (“ERGs”); aspirational company-wide DEI goals; and inclusive volunteering opportunities. Our seven ERGs aim to represent and support the diverse communities that make up our workforce by facilitating: networking and connecting with peers; education and awareness efforts; and leadership and skill development. The Company has disclosed an aspirational goal to increase the percentage of racially or gender diverse employees in sales and management roles, reflecting our commitment to increase diverse representation in our talent pipeline. There has been positive progress in this aspirational goal, as reflected in an over five percentage point increase in diverse employees in sales and management roles from 29.5 percent in 2020 to 34.7 percent in 2023. As part of its diversity efforts, the Company is committed to supporting our military veterans and believes that diversity in experience is an asset to the business. To that end, the Company has made the fair inclusion of veterans a priority, through its veterans ERG and external partnerships.
•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including paid time off, retirement savings plans, medical and prescription drug benefits, dental and vision benefits, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, parental leave, legal coverage, auto/home insurance, identity theft insurance and tuition assistance. Additionally, we have conducted four company-wide stock grant programs for employees since 2014 – the most recent grant took place in 2022 and was in honor of our 25th anniversary.
•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. For example, voluntary employee turnover, which represents voluntary terminations during the year divided by average headcount during the year, was 12.4 percent, 13.1 percent and 13.5 percent for 2023, 2022 and 2021, respectively. We also conduct an annual employee experience survey, which provides valuable information on drivers of engagement and areas where we can improve. In 2022, we switched survey administration to Peakon (a Workday company). Our 2023 employee experience survey showed strong results with average responses ranging from 8.4 to 9.2 out of 10 in each of our four survey categories: Engagement (8.5), Diversity & Inclusion (8.6), Health & Wellbeing (8.4) and Safety Commitment (9.2). Our 2023 results were consistent with our strong 2022 results, with scores in three categories flat year-over-year and our Diversity & Inclusion score decreasing slightly from 8.7 to 8.6. Our results placed us in the top 10 percent of the Peakon Benchmark for Commercial and Professional Services Companies for the Engagement and Health & Wellbeing categories and in the top 25 percent of the Diversity & Inclusion category; there is no benchmark reference for our Safety category. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all employee conference calls, and utilize Workplace, a virtual collaboration platform for our employees, to engage with our full team. The Company also sponsors the United Compassion Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2023, employees voluntarily donated approximately $1.6 million to the fund, and employees received 469 grants totaling approximately $1.9 million.
•Training and development: The Company is committed to the continual development of its employees. We aim for all new hires to attend JumpSTART, a new hire orientation, to quickly acclimate them to our culture, as well as applicable new hires to attend Center of Excellence (job related) training within 90 days of hire. We offer a wide array of training solutions (instructor led in-person, virtual, digital, hands-on, e-learning and experience maps) for further development of our employees to help them achieve their career goals. In addition, as we did in 2023, we aim to regularly develop new training programs, launch pilot programs and expand leadership opportunities for our employees. In 2023, our employees enhanced their skills through approximately 825,000 hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. Our performance process encourages employee check-ins throughout the year to discuss performance and career goals, as well as development opportunities at all levels across the Company.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance Corporation (“General Finance”) in May 2021, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisition of assets of Ahern Rentals, which is discussed in note 4 to the consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. We also have a limited presence in Europe, Australia and New Zealand. See Item 2—Properties for further geographical detail on our rental network. In 2023, based on our classification of the vertical market segments in which our equipment was used:
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
Based on industry estimates from the ARA, 2023 North American equipment rental industry revenue grew an estimated 12 percent year-over-year. In 2023, our full year rental revenue increased by 19.3 percent year-over-year, which included the impact of the Ahern Rentals acquisition that was completed in December 2022 and is discussed in note 4 to the consolidated financial statements. The impact of the Ahern Rentals acquisition on our equipment rentals revenue is primarily reflected in the year-over-year increase in average OEC of 21.9 percent for the year ended December 31, 2023. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals revenue increased 11.3 percent, primarily reflecting an increase in average OEC of 10.4 percent. Our estimated North American market share of approximately 15 percent as of December 31, 2023 did not change materially from our market share as of December 31, 2022, which included the pre-acquisition revenue of Ahern Rentals as the acquisition was completed in 2022.
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

Geographic and Customer Diversity. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand, and our global branch network includes 1,584 rental locations. See Item 2—Properties for further geographical detail on our branch network. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:
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
The specialty segment rents products (and provides setup and other services on such rented equipment) including (i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, (iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and (iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 4,800 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; mobile storage equipment and modular office space; and general tools and light equipment.
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
Advertising. We promote our business through local and national advertising across marketing channels, including digital media (including organic and paid search), customer engagement (lifecycle marketing and direct mail), television (connected and linear), trade publications (digital and print), earned media, tradeshows and sponsorships.
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
Competition
We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. The North American equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 15 percent market share in North America based on 2023 total equipment rental industry revenues as measured by the ARA. Estimated market share is calculated by dividing our total 2023 North American rental revenue by ARA’s forecasted 2023 industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See "Industry Overview and Economic Outlook" above for a discussion of our end-markets.
Environmental and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain locations.
Employees
Approximately 7,400 of our employees are salaried and approximately 18,900 are hourly. Collective bargaining agreements relating to approximately 153 separate locations cover approximately 1,800 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
•an increase in interest rates;
•instability in macroeconomic conditions;
•adverse weather conditions, which may temporarily affect a particular region;
•a prolonged shutdown of the U.S. government;
•public health crises and epidemics (or concerns over the possibility of such a health crisis or epidemic), such as COVID-19;
•supply chain disruptions;
•terrorism or hostilities involving the United States, Canada, Europe, Australia or New Zealand;
•geopolitical conflicts, such as Russia’s invasion of Ukraine and the conflict in the Middle East, and the resultant sanctions and other measures imposed in response; or
•other unforeseen or catastrophic events.
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

Our industry is highly competitive, and competitive pressures have in the past led, and could lead again in the future, to a decrease in our market share or in the prices that we can charge.
The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, national and global companies or divisions of national and global companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new competitors. Competitive pressures have in the past adversely affected, and could again in the future adversely affect, our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.
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
At December 31, 2023, our total indebtedness was $11.5 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
•increasing our vulnerability to, and limiting our flexibility to plan for, or react to, adverse economic, industry or competitive developments;
•making it more difficult to pay or refinance our debts as they become due during periods of adverse economic, financial market or industry conditions;
•requiring us to devote a substantial amount of our cash flow to debt service, reducing the funds available for other purposes, including funding working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes, or otherwise constraining our financial flexibility;
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. At December 31, 2023, we had $3.6 billion of indebtedness that bore interest at variable rates. As of December 31, 2023, our variable rate indebtedness represented 31 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.

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
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar financial covenant provisions.
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
We have historically achieved a significant portion of our growth through acquisitions and we will continue to consider potential acquisitions on a selective basis. From time to time we have also approached, or have been approached by, other public companies or large privately-held companies to explore consolidation opportunities. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
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
At December 31, 2023, we had $5.9 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•expectations regarding our share repurchase programs;
•changes in our dividend policy; and
•the operating and stock performance of comparable companies or related industries.

In addition, prices in the stock market have been volatile over the past few years. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase programs or that our share repurchase programs will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In October 2022, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1.25 billion, excluding fees, commissions and other ancillary expenses. We have completed $1.0 billion of repurchases under the program as of December 31, 2023, and expect to complete the program in the first quarter of 2024. On January 24, 2024, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program following the planned completion of the existing $1.25 billion share repurchase program in the first quarter of 2024, and intend to purchase $1.25 billion under the new program in 2024 and then complete the program by the end of the first quarter of 2025.
Although the Board of Directors has authorized the share repurchase programs, the share repurchase programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. In August 2022, Congress passed the Inflation Reduction Act, which imposes a one percent tax on stock repurchases, subject to certain adjustments, after December 31, 2022 by publicly traded U.S. companies, including us, which may also impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase programs may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase programs could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase programs could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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

One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, a worsening of economic conditions would be expected to result in increased delinquencies and credit losses, which could exacerbate adverse impacts on our business and operating results.
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
We have been pursuing a general strategy of optimizing our field operations in order to address potential labor shortages, improve servicing capabilities, improve sales force effectiveness, and focus our sales force’s efforts on increasing revenues from our national account and other large customers. We also continue to pursue strategies to improve productivity. The extent to which these efforts and strategies will achieve our desired efficiencies and goals in 2024 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. Any disruptions in these systems or the failure of these systems to operate as expected have in the past adversely affected, and could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. Although such disruptions and failures have not been material to date, we cannot guarantee that they will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.
We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.
In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, have led, and could in the future lead, to disruptions in our online ordering system or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union’s (“EU”) General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) has stringent data protection requirements and provides for significant penalties. Non-compliance with the GDPR could lead to lower revenues, increased costs (including fines, which could be significant) and other material adverse effects on our results of operations. In addition, countries such as the United Kingdom (the “UK”) have implemented the GDPR through their own legislation. Other countries, including the U.S., have proposed or adopted their own data protection legislation. These laws and regulations are broad in scope and subject to evolving interpretations and increasing enforcement, and we have incurred costs to monitor compliance and have altered our practices, and may have to do so again in the future. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements has in the past required, and could in the future require, us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability.
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
Although we have announced environmental and social goals, including our greenhouse gas intensity reduction goal, our efforts to provide more low- and zero-emissions equipment to our customers and our efforts to provide customers with tools to monitor and manage their environmental impacts, there can be no assurance that our shareholders and other stakeholders will agree with our goals and strategies or be satisfied with our efforts to attain such goals. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed to achieve our goals or failed to effectively respond to new or additional legal or regulatory requirements regarding climate change, could adversely affect our business and reputation. Execution of our environmental and social goals is subject to numerous risks and uncertainties, many of which are outside of our control, including, but not limited to, our ability to achieve our goals within the expected timeframes and the currently projected cost ranges; the availability and cost of renewable energy; the availability and cost of low- and zero-emissions equipment and vehicles for our rental fleet; the availability and cost of low- and zero-emissions vehicles for our sales, service and delivery non-rental fleet; compliance with global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of low- and zero-emissions equipment; the accuracy of the assumptions used to estimate customers’ emissions in our emissions tracking tool in Total Control®; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to successfully achieve our environmental and social goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.

Our growing specialty reportable segment, as well as our tools and onsite services offerings, presents new and expanded risks, which may increase as we engage in new activities and provide new services.
Our specialty reportable segment has accounted for an increasing portion of our business and revenues in recent years. Specialty segment revenues constituted 25.4 percent of our revenues for the year ended December 31, 2023, as compared to 7.3 percent of our revenues for the year ended December 31, 2013. In connection with the expansion of the specialty segment, we have expanded the scope of services we provide to clients; for example, we advise clients on the compatibility of our equipment with various applications, collaborate and consult with clients on certain aspects of civil construction projects, design and erect scaffolding, and design electrical pump systems. To the extent we engage in those and other similar activities, we have faced, and will continue to face, increased legal, reputational and operational risks. These new or expanded business activities also expose us to new or different types of risks, including risks related to spills, unauthorized use of equipment, system failure, ineffectiveness of the solutions and products we provide, and hazardous material issues and interference. We have been, and may in the future be, subject to various claims in connection with these activities and services, and the associated risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time, particularly as we engage in new business activities where we do not have historical experience. Although we have insurance to protect ourselves against claims in connection with these activities, we cannot guarantee that any insurance coverage will be sufficient or that we will continue to be able to obtain such coverage at reasonable rates or at all. See also “We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.”
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
In the ordinary course of our business operations, we are exposed to a variety of potential claims. These claims include those relating to personal injuries or property damage arising from: (i) the use and/or operation of our rented or sold equipment, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:
•our insurance policies, reflecting a program structure that we believe reflects market conditions for companies of our size, are often subject to significant deductibles or self-insured retentions;
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
We establish and evaluate our loss reserves on a semi-annual basis to address casualty claims, or portions thereof, not covered by our insurance policies. To the extent that we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.
We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, storm water, solid and hazardous waste, storage of hazardous materials, and air quality. Under these laws, we may be liable for, among other things: (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we send hazardous waste for disposal or treatment, regardless of fault; and (ii) fines and penalties for non-compliance. While our operations generally do not raise significant environmental risks, we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.
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
Our 1,357 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as employee safety, consumer rights, privacy, employee benefits and more. In addition, there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,800 employees who are represented by unions and covered by collective bargaining agreements and approximately 24,500 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board, Audit Committee, senior management and the Enterprise Risk Management Council (a taskforce comprised of senior representatives from primary corporate functions as well as senior representatives from field operations) devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (IT) security team reviews enterprise risk management-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the Enterprise Risk Management Council’s framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has over a decade of experience leading cyber security oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least once every three years and have access to more frequent cybersecurity trainings through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee performs an annual review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. Further, at least annually, the Board receives updates on the Company’s Crisis Management Plan, which covers, among other things, potential cybersecurity incidents, data privacy and its compliance programs. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, in 2022, the Board hosted an expert to discuss developments in the cybersecurity threat landscape and speakers who discussed digital, technology and innovation trends across industries.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system” in Item 1A- Risk Factors.
Item 2.     Properties
As of January 1, 2024, we operated 1,584 rental locations. 1,357 of these locations are in the United States, 147 are in Canada, 38 are in Europe and 42 are in our Asia-Pacific network (which is comprised of our locations in Australia and New Zealand). The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and specialty (S) segments.

United States
●	Alabama (GR 30, S 9)	●	Maine (GR 4)	●	Oklahoma (GR 27, S 8)
●	Alaska (GR 2)	●	Maryland (GR 16, S 8)	●	Oregon (GR 12, S 6)
●	Arizona (GR 19, S 9)	●	Massachusetts (GR 17, S 5)	●	Pennsylvania (GR 23, S 8)
●	Arkansas (GR 13, S 3)	●	Michigan (GR 11, S 7)	●	Puerto Rico (GR 2)
●	California (GR 94, S 41)	●	Minnesota (GR 12, S 5)	●	Rhode Island (GR 2)
●	Colorado (GR 18, S 5)	●	Mississippi (GR 14, S 1)	●	South Carolina (GR 27, S 10)
●	Connecticut (GR 7, S 3)	●	Missouri (GR 23, S 7)	●	South Dakota (GR 2)
●	Delaware (GR 3)	●	Montana (GR 2)	●	Tennessee (GR 31, S 13)
●	Florida (GR 55, S 34)	●	Nebraska (GR 5, S 1)	●	Texas (GR 126, S 47)
●	Georgia (GR 39, S 13)	●	Nevada (GR 17, S 6)	●	Utah (GR 10, S 5)
●	Idaho (GR 6, S 2)	●	New Hampshire (GR 1, S 2)	●	Vermont (GR 2, S 1)
●	Illinois (GR 18, S 10)	●	New Jersey (GR 14, S 10)	●	Virginia (GR 27, S 14)
●	Indiana (GR 10, S 5)	●	New Mexico (GR 10, S 3)	●	Washington (GR 26, S 10)
●	Iowa (GR 11, S 4)	●	New York (GR 25, S 5)	●	West Virginia (GR 8, S 3)
●	Kansas (GR 16, S 5)	●	North Carolina (GR 34, S 14)	●	Wisconsin (GR 11, S 6)
●	Kentucky (GR 14, S 5)	●	North Dakota (GR 5)	●	Wyoming (GR 5)
●	Louisiana (GR 43, S 15)	●	Ohio (GR 24, S 16)

	Canada		Europe		Asia-Pacific
●	Alberta (GR 25, S 11)	●	Belgium (S 7)	●	Australia (S 23)
●	British Columbia (GR 24, S 5)	●	France (S 6)	●	New Zealand (S 19)
●	Manitoba (GR 5)	●	Germany (S 7)
●	New Brunswick (GR 5, S 1)	●	Netherlands (S 15)
●	Newfoundland (GR 5)	●	United Kingdom (S 3)
●	Nova Scotia (GR 4, S 1)
●	Ontario (GR 30, S 8)
●	Prince Edward Island (GR 1)
●	Quebec (GR 9, S 4)
●	Saskatchewan (GR 7, S 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 131 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 16,400 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 40 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2030. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2025, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2029. Further, we maintain a shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031.

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2024, there were 65 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2023 to October 31, 2023	239,659	(1)	$425.60	209,252
November 1, 2023 to November 30, 2023	93,261	(1)	$455.84	92,643
December 1, 2023 to December 31, 2023	216,983	(1)	$554.06	215,296
Total	549,903		$481.42	$517,191	$250,000,148
(1)In October 2023, November 2023 and December 2023, 30,407, 618 and 1,687 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. We expect to complete the program in the first quarter of 2024. On January 24, 2024, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program following the planned completion of the existing $1.25 billion share repurchase program in the first quarter of 2024, and intend to purchase $1.25 billion under the new program in 2024 and then complete the program by the end of the first quarter of 2025. The amount in the table above reflects the remaining authorization as of December 31, 2023 under the current $1.25 billion share repurchase program.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data
Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
We have omitted discussions comparing 2022 and 2021 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in November 2022, URNA issued $1.5 billion aggregate principal amount of senior secured notes at a 6 percent interest rate, while URNA's immediately prior issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.3 percent in 2023 and 3.3 percent in 2022. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may continue to be significant in the future.
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
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,584 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand (see Item 2—Properties for further detail). Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $20.7 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2023, equipment rental revenues represented 84 percent of our total revenues.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of General Finance Corporation (“General Finance”) in May 2021, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our recently completed acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals"), which is discussed in note 4 to the consolidated financial statements. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals. .
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2023:
•Equipment rentals increased 19.3 percent year-over-year, including the impact of the Ahern Rentals acquisition that was completed in December 2022, which is discussed in note 4 to the consolidated financial statements. On a pro forma basis including the standalone, pre-acquisition results of Ahern Rentals, equipment rentals increased 11.3 percent year-over-year;
•Average OEC increased 21.9 percent year-over-year, including the impact of the Ahern Rentals acquisitions. On the pro forma basis, average OEC increased 10.4 percent year-over-year;
•Fleet productivity decreased 0.7 percent. On the pro forma basis, fleet productivity increased 2.8 percent; and
•67 percent of equipment rental revenue was derived from key accounts. Key accounts are each managed by a single point of contact to enhance customer service.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2023, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business (see note 12 to the consolidated financial statements for further discussion of our debt instruments):
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
As of December 31, 2023, we had available liquidity of $3.330 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We repurchased $1.00 billion under the program in 2023 and expect to complete the program in the first quarter of 2024. On January 24, 2024, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program following the planned completion of the existing $1.25 billion share repurchase program in the first quarter of 2024, and intend to purchase $1.25 billion under the new program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances)

of common stock. The repurchases above, as well as the total program sizes, do not include the excise tax, which totaled $8 in 2023.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and in 2023, we paid dividends totaling $406 ($5.92 per share, which equates to a quarterly dividend per share of $1.48). On January 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on February 28, 2024 to stockholders of record on February 14, 2024.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2023 are presented below.

	Year Ended December 31,
	2023	2022	2021
Net income	$2,424	$2,105	$1,386
Diluted earnings per share	$35.28	$29.65	$19.04

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2023 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Year Ended December 31,
	2023		2022		2021
Tax rate applied to items below	25.3%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related costs (1)	$—	$—	$—	$—	$(2)	$(0.03)
Merger related intangible asset amortization (2)	(160)	(2.33)	(126)	(1.79)	(143)	(1.98)
Impact on depreciation related to acquired fleet and property and equipment (3)	(113)	(1.65)	(40)	(0.56)	(12)	(0.16)
Impact of the fair value mark-up of acquired fleet (4)	(81)	(1.17)	(20)	(0.29)	(28)	(0.38)
Restructuring charge (5)	(21)	(0.31)	—	—	(1)	(0.02)
Asset impairment charge (6)	—	—	(2)	(0.03)	(10)	(0.14)
Loss on repurchase/redemption of debt securities (7)	—	—	(13)	(0.18)	(22)	(0.31)

(1)This reflects transaction costs associated with the General Finance acquisition that was completed in May 2021. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition).
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
(5)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Results of Operations-Other costs/(income)-restructuring charges" below. The increase in 2023 reflects charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2023, there were no open restructuring programs.
(6)This reflects write-offs of leasehold improvements and other fixed assets.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
Net income	$2,424	$2,105	$1,386
Provision for income taxes	787	697	460
Interest expense, net	635	445	424
Depreciation of rental equipment	2,350	1,853	1,611
Non-rental depreciation and amortization	431	364	372
EBITDA	6,627	5,464	4,253
Merger related costs (1)	—	—	3
Restructuring charge (2)	28	—	2
Stock compensation expense, net (3)	94	127	119
Impact of the fair value mark-up of acquired fleet (4)	108	27	37
Adjusted EBITDA	$6,857	$5,618	$4,414
Net income margin	16.9%	18.1%	14.3%
Adjusted EBITDA margin	47.8%	48.3%	45.4%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$4,704	$4,433	$3,689
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(14)	(13)	(13)
Gain on sales of rental equipment	786	566	431
Gain on sales of non-rental equipment	21	9	10
Insurance proceeds from damaged equipment	38	32	25
Merger related costs (1)	—	—	(3)
Restructuring charge (2)	(28)	—	(2)
Stock compensation expense, net (3)	(94)	(127)	(119)
Loss on repurchase/redemption of debt securities (5)	—	(17)	(30)
Changes in assets and liabilities	107	(151)	(328)
Cash paid for interest	614	406	391
Cash paid for income taxes, net	493	326	202
EBITDA	6,627	5,464	4,253
Add back:
Merger related costs (1)	—	—	3
Restructuring charge (2)	28	—	2
Stock compensation expense, net (3)	94	127	119
Impact of the fair value mark-up of acquired fleet (4)	108	27	37
Adjusted EBITDA	$6,857	$5,618	$4,414
_________________

(1)This reflects transaction costs associated with the General Finance acquisition that was completed in May 2021. Merger related costs only include costs associated with major acquisitions completed since 2012 that significantly impact our operations.
(2)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Results of Operations-Other costs/(income)-restructuring charges" below. The increase in 2023 reflects charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2023, there were no open restructuring programs.
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
For the year ended December 31, 2023, net income increased $319, or 15.2 percent, and net income margin decreased 120 basis points to 16.9 percent. For the year ended December 31, 2023, adjusted EBITDA increased $1.239 billion, or 22.1 percent, and adjusted EBITDA margin decreased 50 basis points to 47.8 percent.
The year-over-year decrease in net income margin primarily reflects the impact of the Ahern Rentals acquisition on gross margins from equipment rentals and sales of rental equipment, increased restructuring charges associated with the Ahern Rentals acquisition, and increased interest expense, partially offset by reductions in selling, general and administrative ("SG&A") and income tax expenses as a percentage of revenue. Depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. In addition to the impact of the Ahern Rentals acquisition, the decreased gross margin from sales of rental equipment reflects the normalization of the used equipment market and the expanded use of wholesale channels. Net interest expense for the year ended December 31, 2022 included debt redemption losses of $17. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2023 increased by

48.4 percent year-over-year primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition, and higher interest rates (the weighted average interest rates on our variable debt instruments were 6.3 percent in 2023 and 3.3 percent in 2022). The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue. While income tax expense increased $90, or 12.9 percent, year-over-year, the effective income tax rate decreased slightly, from 24.9 percent to 24.5 percent.
The decrease in the adjusted EBITDA margin primarily reflects an 80 basis point decrease in equipment rentals gross margin (excluding depreciation and stock compensation expense) and a 470 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), partially offset by reduced SG&A expense as a percentage of revenue. The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the impact of the Ahern Rentals acquisition (in particular, repairs and maintenance expense for the rental equipment acquired in the Ahern Rentals acquisition was higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year). The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the normalization of the used equipment market, the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The favorable margin impact of SG&A expense reflects better fixed cost absorption on higher revenue.
Revenues. Revenues for each of the three years in the period ended December 31, 2023 were as follows:

	Year Ended December 31,			Change
	2023	2022	2021	2023	2022
Equipment rentals*	$12,064	$10,116	$8,207	19.3%	23.3%
Sales of rental equipment	1,574	965	968	63.1%	(0.3)%
Sales of new equipment	218	154	203	41.6%	(24.1)%
Contractor supplies sales	146	126	109	15.9%	15.6%
Service and other revenues	330	281	229	17.4%	22.7%
Total revenues	$14,332	$11,642	$9,716	23.1%	19.8%
*Equipment rentals variance components:
Year-over-year change in average OEC				21.9%	13.6%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				(0.7)%	9.4%
Contribution from ancillary and re-rent revenue (3)				(0.4)%	1.8%
Total change in equipment rentals				19.3%	23.3%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC				10.4%
Assumed year-over-year inflation impact (1)				(1.5)%
Fleet productivity (2)				2.8%
Contribution from ancillary and re-rent revenue (3)				(0.4)%
Total change in equipment rentals				11.3%
_________________

(1)Reflects the estimated impact of inflation on the revenue productivity of fleet based on OEC, which is recorded at cost.
(2)Reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. See note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue. Rental rate changes are calculated based on the year-over-year variance in average contract rates, weighted by the prior period revenue mix. Time utilization is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Mix includes the impact of changes in customer, fleet, geographic and segment mix. The positive fleet productivity for 2022 reflected strong demand across our end-markets. COVID-19, which resulted in rental volume declines in response to shelter-in-place orders and other market restrictions, had the most pronounced on our business in 2020. Beginning in 2021 and continuing through 2023, we have experienced broad-based strength of demand across our end-markets.
(3)Reflects the combined impact of changes in the other types of equipment rentals revenue (see note 3 for further detail), excluding owned equipment rental revenue.

(4)We completed the acquisition of Ahern Rentals in December 2022. The pro forma information includes the standalone, pre-acquisition results of Ahern Rentals. The pro forma components are not reflected above for 2022 versus 2021 because of the December 2022 acquisition date (Ahern Rentals did not materially impact the comparison of 2022 and 2021 equipment rentals). The Ahern Rentals acquisition is discussed further in note 4 to the consolidated financial statements.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these "ancillary fees" represented approximately 16 percent of equipment rental revenue in 2023. Delivery and pick-up revenue, which represented approximately eight percent of equipment rental revenue in 2023, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2023 total revenues of $14.3 billion increased 23.1 percent compared with 2022. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the year ended December 31, 2023). Equipment rentals increased 19.3 percent, primarily due to a 21.9 percent increase in average OEC, partially offset by a 0.7 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 4 to the consolidated financial statements. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 11.3 percent, primarily reflecting an increase in average OEC of 10.4 percent and increased fleet productivity of 2.8 percent. Beginning in 2021 and continuing through December 31, 2023, we have experienced broad-based strength of demand across our end-markets. Sales of rental equipment increased 63.1 percent year-over-year, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.
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

To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $265 or $346, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $27. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $42 or $64, respectively.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2023, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 54 percent. We completed the acquisition of General Finance in May 2021, and all of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amount by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentage by which the fair value for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
In connection with our goodwill impairment test that was conducted as of October 1, 2022, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 37 percent. We completed the acquisition of General Finance in May 2021, and all of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amount by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentage by which the fair value for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment, property and equipment, lease assets and other intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. There were no asset impairment charges recognized in 2023, and during the years ended December 31, 2022 and 2021, we recorded asset impairment charges of $3 and $14, respectively, primarily in depreciation of rental equipment in our consolidated statements of income. These charges were primarily recognized in our general rentals segment.
In support of our review for indicators of impairment, we perform a review of all assets at the district level relative to district performance and conclude whether indicators of impairment exist associated with our long-lived assets, including rental equipment. We also specifically review the financial performance of our rental equipment. Such review includes an estimate of the future rental revenues from our rental assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the assets are expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed quarterly reviews, there were no indications of impairment associated with our rental equipment, property and equipment, lease assets or other intangible assets.

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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. The taxes recorded associated with the remitted cash were immaterial. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.

Results of Operations
As discussed in note 5 to our consolidated financial statements, our reportable segments are general rentals and specialty. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment rents products (and provides setup and other services on such rented equipment) including i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
As discussed in note 5 to our consolidated financial statements, our general rentals reporting segment reflects the aggregation of four geographic divisions—Central, Northeast, Southeast and West. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended December 31, 2023, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Year Ended December 31, 2023
Equipment rentals	$8,803	$3,261	$12,064
Sales of rental equipment	1,411	163	1,574
Sales of new equipment	95	123	218
Contractor supplies sales	89	57	146
Service and other revenues	299	31	330
Total revenue	$10,697	$3,635	$14,332
Year Ended December 31, 2022
Equipment rentals	$7,345	$2,771	$10,116
Sales of rental equipment	835	130	965
Sales of new equipment	73	81	154
Contractor supplies sales	81	45	126
Service and other revenues	250	31	281
Total revenue	$8,584	$3,058	$11,642
Year Ended December 31, 2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	$7,351	$2,365	$9,716
Equipment rentals. 2023 equipment rentals of $12.1 billion increased 19.3 percent, primarily due to a 21.9 percent increase in average OEC, partially offset by a 0.7 percent decrease in fleet productivity. The increase in average OEC includes the impact of the acquisition of Ahern Rentals that is discussed in note 4 to the consolidated financial statements. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 11.3 percent, primarily reflecting an increase in average OEC of 10.4 percent and increased fleet productivity of 2.8 percent. Beginning in 2021 and continuing through December 31, 2023, we have experienced broad-based strength of demand across our end-markets.
On a segment basis, equipment rentals represented 82 percent and 90 percent of total revenues for general rentals and specialty, respectively. General rentals equipment rentals increased 19.9 percent as compared to 2022, primarily due to strong demand across our end-markets and increased average OEC, which includes the impact of the Ahern Rentals acquisition. On a pro forma basis including the pre-acquisition results of Ahern Rentals, year-over-year, equipment rentals increased 9.1 percent, primarily reflecting increases in average OEC and fleet productivity. Specialty rentals increased 17.7 percent as compared to 2022, primarily due to strong demand across our end-markets and increased average OEC. As noted above, beginning in 2021 and continuing through December 31, 2023, we have experienced broad-based strength of demand across our end-markets.
Sales of rental equipment. For the three years in the period ended December 31, 2023, sales of rental equipment represented approximately 10 percent of our total revenues. 2023 sales of rental equipment of $1.6 billion increased 63.1 percent from 2022, primarily reflecting the normalization of volumes, after we intentionally held back on sales of rental equipment in 2022 to ensure sufficient rental capacity for our customers, as well as the impact of sales of rental equipment acquired in the Ahern Rentals acquisition. Pricing on sales of rental equipment remains strong.

Sales of new equipment. For the three years in the period ended December 31, 2023, sales of new equipment represented approximately 2 percent of our total revenues. 2023 sales of new equipment of $218 increased 41.6 percent from 2022, primarily reflecting some individually significant sales in 2023 and normal variability.
Contractor supplies sales. For the three years in the period ended December 31, 2023, sales of contractor supplies represented approximately 1 percent of our total revenues. 2023 sales of contractor supplies did not change materially from 2022.
Service and other revenues. For the three years in the period ended December 31, 2023, service and other revenues represented approximately 2 percent of our total revenues. 2023 service and other revenues increased 17.4 percent from 2022 primarily due to growth initiatives.
 Fourth Quarter Items. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2023 that had a material impact on our financial statements. In the fourth quarter of 2022, we issued $1.5 billion principal amount of 6 percent Senior Secured Notes due 2029. The issued debt, together with drawings on our ABL facility, was used to fund the December 2022 Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2023 were as follows:

	General rentals	Specialty	Total
2023
Equipment Rentals Gross Profit	$3,219	$1,595	$4,814
Equipment Rentals Gross Margin	36.6%	48.9%	39.9%
2022
Equipment Rentals Gross Profit	$2,905	$1,340	$4,245
Equipment Rentals Gross Margin	39.6%	48.4%	42.0%
2021
Equipment Rentals Gross Profit	$2,269	$998	$3,267
Equipment Rentals Gross Margin	37.4%	46.8%	39.8%

General rentals. For the three years in the period ended December 31, 2023, general rentals accounted for 68 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. For the year ended December 31, 2023, general rentals’ equipment rentals gross profit increased by $314, and equipment rentals gross margin decreased by 300 basis points, from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year.
Specialty. For the year ended December 31, 2023, equipment rentals gross profit increased by $255, and equipment rentals gross margin increased by 50 basis points from 2022.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2023	2022	2021	2023	2022
Total gross margin	40.6%	42.9%	39.7%	(230) bps	320 bps
Equipment rentals	39.9%	42.0%	39.8%	(210) bps	220 bps
Sales of rental equipment	49.9%	58.7%	44.5%	(880) bps	1,420 bps
Sales of new equipment	17.9%	19.5%	16.7%	(160) bps	280 bps
Contractor supplies sales	32.2%	33.3%	28.4%	(110) bps	490 bps
Service and other revenues	38.5%	40.2%	39.3%	(170) bps	90 bps

2023 gross margin of 40.6 percent decreased 230 basis points from 2022. Equipment rentals gross margin decreased 210 basis points from 2022, primarily due to the impact of the Ahern Rentals acquisition. As a percentage of revenue, depreciation and repairs and maintenance expenses for the rental equipment acquired in the Ahern Rentals acquisition were higher than for our other rental equipment, which negatively impacted equipment rentals gross margin year-over-year. Gross margin from sales of rental equipment decreased 880 basis points from 2022, primarily due to the normalization of the used equipment market, the expanded use of wholesale channels, and the impact of the Ahern Rentals acquisition. The equipment acquired in the Ahern Rentals acquisition was recorded at fair value as of the December 2022 acquisition date, and the gross margins on the sale of such acquired equipment were less than the gross margins achieved upon the sale of other rental equipment. As reflected in the above gross margin, pricing on sales of rental equipment remains strong. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2023).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2023:

	Year Ended December 31,			Change
	2023	2022	2021	2023	2022
Selling, general and administrative ("SG&A") expense	$1,527	$1,400	$1,199	9.1%	16.8%
SG&A expense as a percentage of revenue	10.7%	12.0%	12.3%	(130) bps	(30) bps
Merger related costs	—	—	3	—	(100.0)%
Restructuring charge	28	—	2	—	(100.0)%
Non-rental depreciation and amortization	431	364	372	18.4%	(2.2)%
Interest expense, net	635	445	424	42.7%	5.0%
Other (income) expense, net	(19)	(15)	7	26.7%	(314.3)%
Provision for income taxes	787	697	460	12.9%	51.5%
Effective tax rate	24.5%	24.9%	24.9%	(40) bps	— bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The year-over-year decrease in SG&A expense as a percentage of revenue for the year ended December 31, 2023 was primarily due to better fixed cost absorption on higher revenue (in particular, salaries and benefits declined as a percentage of revenue).
The merger related costs reflect transaction costs associated with the General Finance acquisition that was completed in May 2021. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. Merger related costs only include costs associated with major acquisitions, each of which had annual revenues of over $200 prior to acquisition, that significantly impact our operations.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $380.
In the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition discussed above (such program is the reason for the year-over-year restructuring charge increase for the year ended December 31, 2023). This restructuring program was completed in the fourth quarter of 2023, and we currently have no open restructuring programs. As of December 31, 2023, the total liability associated with our restructuring programs was $21.
Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year increase in non-rental depreciation and amortization for the year ended December 31, 2023 primarily reflects the impact of the Ahern Rentals acquisition.
Interest expense, net for the year ended 2022 included aggregate debt redemption losses of $17. The debt redemption losses primarily reflected the difference between the net carrying amount and the total purchase price of the redeemed notes. Excluding the impact of these losses, interest expense, net for the year ended December 31, 2023 increased by 48.4 percent year-over-year primarily due to increased average debt, including the debt issued to partially fund the Ahern Rentals acquisition discussed above, and higher variable debt interest rates (the weighted average interest rates on our variable debt instruments were 6.3 percent in 2023 and 3.3 percent in 2022).
Other (income) expense, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.
Balance sheet. Accounts receivable, net increased by $226, or 11.3 percent, from December 31, 2022 to December 31, 2023 primarily due to increased revenue. Prepaid expenses and other assets decreased by $246, or 64.6 percent, from December 31, 2022 to December 31, 2023, primarily due to the use of a portion of a tax receivable associated with the Ahern Rentals acquisition to reduce cash paid for income taxes (see note 6 to the consolidated financial statements for further detail). Operating lease right-of-use assets increased by $280, or 34.2 percent, and operating lease liabilities increased by $253, or 39.4 percent, from December 31, 2022 to December 31, 2023, and both increases primarily reflected the impact of the Ahern Rentals acquisition, as discussed in note 4 to the consolidated financial statements. Accounts payable decreased by $234, or 20.5 percent, from December 31, 2022 to December 31, 2023, primarily reflecting normal variability in business activity and the timing of payments. See the consolidated statements of cash flows for further information on changes in cash and cash equivalents, the consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 12 to the consolidated financial statements for further detail on short-term and long-term debt.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See "Financial Overview" above for a summary of the 2023 capital structure actions taken to improve our financial flexibility and liquidity.
On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program. This program was paused through the initial phase of the integration of the Ahern Rentals acquisition, and repurchases began in the first quarter of 2023. We have repurchased $1.00 billion under the program through December 31, 2023 and expect to complete the program in the first quarter of 2024. On January 24, 2024, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program following the planned completion of the existing $1.25 billion share repurchase program in the first quarter of 2024, and intend to purchase $1.25 billion under the new program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above, as well as the total program sizes, do not include the excise tax, which totaled $8 in 2023. Since 2012, we have repurchased a total of $5.965 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of seven programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during 2023, we paid dividends totaling $406 ($5.92 per share, which equates to a quarterly dividend per share of $1.48). On January 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on February 28, 2024 to stockholders of record on February 14, 2024.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2023, we had cash and cash equivalents of $363. Cash equivalents at December 31, 2023 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2023:

ABL facility:
Borrowing capacity, net of letters of credit	$2,967
Outstanding debt, net of debt issuance costs	1,261
Interest rate at December 31, 2023	6.5%
Average month-end principal amount of debt outstanding	1,694
Weighted-average interest rate on average debt outstanding	6.2%
Maximum month-end principal amount of debt outstanding	1,848
Accounts receivable securitization facility (1):
Borrowing capacity	—
Outstanding debt, net of debt issuance costs	1,300
Interest rate at December 31, 2023	6.4%
Average month-end principal amount of debt outstanding	1,171
Weighted-average interest rate on average debt outstanding	6.1%
Maximum month-end principal amount of debt outstanding	1,300
_________________
(1)    As discussed in note 12 to the consolidated financial statements, the accounts receivable securitization facility expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases, (vi) dividends and (vii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance leases (1)	$1,465	$985	$34	$2,539	$1,677	$4,882	$11,582
Interest due on debt (2)	567	513	457	393	236	362	2,528
Operating leases (1)	295	259	219	168	115	275	1,331
Purchase obligations (3)	3,922	1	—	—	—	—	3,923

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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2023.
(3)    As of December 31, 2023, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2024.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL and accounts receivable securitization facilities. Net payments for rental capital expenditures (defined as payments for purchases of rental equipment less the proceeds from sales of rental equipment) were $2.140 billion, $2.471 billion and $2.030 billion in 2023, 2022 and 2021, respectively.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 22, 2024 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of December 31, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During 2023, we (i) generated cash from operating activities of $4.704 billion and (ii) generated cash from the sale of rental and non-rental equipment of $1.634 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.070 billion, (ii) purchase other companies for $574, (iii) purchase shares of our common stock for $1.070 billion and (iv) pay dividends of $406. During 2022, we (i) generated cash from operating activities of $4.433 billion, (ii) generated cash from the sale of rental and non-rental equipment of $989 and (iii) received cash from debt proceeds, net of payments, of $1.644 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.690 billion, (ii) purchase other companies for $2.340 billion and (iii) purchase shares of our common stock for $1.068 billion.
Free Cash Flow GAAP Reconciliation
We define “free cash flow” as net cash provided by operating activities less payments for purchases of, and plus proceeds from, equipment and intangible assets. The equipment and intangible asset items are included in cash flows from investing activities. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$4,704	$4,433	$3,689
Payments for purchases of rental equipment	(3,714)	(3,436)	(2,998)
Payments for purchases of non-rental equipment and intangible assets	(356)	(254)	(200)
Proceeds from sales of rental equipment	1,574	965	968
Proceeds from sales of non-rental equipment	60	24	30
Insurance proceeds from damaged equipment	38	32	25
Free cash flow	$2,306	$1,764	$1,514
Free cash flow for the year ended December 31, 2023 was $2.306 billion, an increase of $542 as compared to $1.764 billion for the year ended December 31, 2022. Free cash flow increased primarily due to lower payments for net rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment), which decreased $331, or 13 percent, year-over-year, and increased net cash provided by operating activities.
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
Information Regarding Guarantors of URNA Indebtedness
URNA is 100 percent owned by Holdings and has certain outstanding indebtedness that is guaranteed by both Holdings and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”) and a foreign subsidiary holding company acquired in connection with the General Finance acquisition, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). Other than the guarantee by our Canadian subsidiary of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries, the SPV, or the foreign subsidiary holding company acquired in connection with the General Finance acquisition (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Holdings’ other subsidiaries. Holdings consolidates each of URNA and the guarantor subsidiaries in its consolidated financial statements. URNA and the guarantor subsidiaries are all 100 percent-owned and controlled by Holdings. Holdings’ guarantees of URNA’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Holdings guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2023, the indebtedness of our non-guarantors was comprised of (i) $1.300 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $99 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $9 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2023
Total current assets	$364
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	20,569
Total long-term assets	20,669
Total assets	21,033
Payable to non-guarantor subsidiaries	1
Other current liabilities	2,093
Total current liabilities	2,094
Long-term liabilities	13,464
Total liabilities	15,558
Year Ended December 31, 2023
Total revenues	$13,059
Gross profit	5,309
Net income	2,122

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2023, we had an aggregate of $3.6 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization, term loan and repurchase facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2023 under these facilities. As of December 31, 2023, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $27 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2023, we had an aggregate of $7.9 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2023 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the year ended December 31, 2023, our foreign subsidiaries accounted for $1.269 billion, or 9 percent, of our total revenue of $14.332 billion, and $285, or 9 percent, of our total pretax income of $3.211 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 24, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill was $5.9 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Also as described in Note 2, the Company determined that the fair value of its Mobile Storage reporting unit exceeded its carrying value by eight percent.

Auditing management’s annual goodwill impairment test for the Mobile Storage reporting unit was complex and judgmental due to the significant estimations required to determine the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, including the discount rate and revenue growth rates, which are affected by expectations about future operational, rental industry market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process for the Mobile Storage reporting unit, including controls over management’s development and review of the significant assumptions described above and review of the reasonableness of the data utilized in the Company’s valuation analysis.

To test the fair value of the Company’s Mobile Storage reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, including key performance indicators, and evaluated whether changes in the company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Mobile Storage reporting unit that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 24, 2024

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$363	$106
Accounts receivable, net	2,230	2,004
Inventory	205	232
Prepaid expenses and other assets	135	381
Total current assets	2,933	2,723
Rental equipment, net	14,001	13,277
Property and equipment, net	903	839
Goodwill	5,940	6,026
Other intangible assets, net	670	452
Operating lease right-of-use assets	1,099	819
Other long-term assets	43	47
Total assets	$25,589	$24,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,465	$161
Accounts payable	905	1,139
Accrued expenses and other liabilities	1,267	1,145
Total current liabilities	3,637	2,445
Long-term debt	10,053	11,209
Deferred taxes	2,701	2,671
Operating lease liabilities	895	642
Other long-term liabilities	173	154
Total liabilities	17,459	17,121
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,010,396 and 67,269,577 shares issued and outstanding, respectively, at December 31, 2023 and 114,758,508 and 69,356,981 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	2,650	2,626
Retained earnings	11,672	9,656
Treasury stock at cost—47,740,819 and 45,401,527 shares at December 31, 2023 and December 31, 2022, respectively	(5,965)	(4,957)
Accumulated other comprehensive loss	(228)	(264)
Total stockholders’ equity	8,130	7,062
Total liabilities and stockholders’ equity	$25,589	$24,183

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Equipment rentals	$12,064	$10,116	$8,207
Sales of rental equipment	1,574	965	968
Sales of new equipment	218	154	203
Contractor supplies sales	146	126	109
Service and other revenues	330	281	229
Total revenues	14,332	11,642	9,716
Cost of revenues:
Cost of equipment rentals, excluding depreciation	4,900	4,018	3,329
Depreciation of rental equipment	2,350	1,853	1,611
Cost of rental equipment sales	788	399	537
Cost of new equipment sales	179	124	169
Cost of contractor supplies sales	99	84	78
Cost of service and other revenues	203	168	139
Total cost of revenues	8,519	6,646	5,863
Gross profit	5,813	4,996	3,853
Selling, general and administrative expenses	1,527	1,400	1,199
Merger related costs	—	—	3
Restructuring charge	28	—	2
Non-rental depreciation and amortization	431	364	372
Operating income	3,827	3,232	2,277
Interest expense, net	635	445	424
Other (income) expense, net	(19)	(15)	7
Income before provision for income taxes	3,211	2,802	1,846
Provision for income taxes	787	697	460
Net income	$2,424	$2,105	$1,386
Basic earnings per share	$35.40	$29.77	$19.14
Diluted earnings per share	$35.28	$29.65	$19.04

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$2,424	$2,105	$1,386
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	37	(93)	(26)
Fixed price diesel swaps	(1)	—	1
Other comprehensive income (loss) (1)	36	(93)	(25)
Comprehensive income	$2,460	$2,012	$1,361

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2023, 2022 or 2021. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2023, 2022 or 2021. See note 14 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2023, 2022 or 2021.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (2)
Balance at January 1, 2021	72	$1	$2,482	$6,165	42	$(3,957)	$(146)
Net income				1,386
Foreign currency translation adjustments							(26)
Fixed price diesel swaps							1
Stock compensation expense, net	—		119
Tax withholding for share based compensation			(34)
Balance at December 31, 2021	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				2,105
Foreign currency translation adjustments							(93)
Stock compensation expense, net	—		127
Tax withholding for share based compensation			(68)
Repurchase of common stock	(3)				3	(1,000)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				2,424
Dividends declared (3)				(408)
Foreign currency translation adjustments							37
Fixed price diesel swaps							(1)
Stock compensation expense, net	—		94
Tax withholding for share based compensation			(70)
Repurchase of common stock	(3)				3	(1,008)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)

(1)Amounts may not foot due to rounding.
(2)As of December 31, 2023, 2022 and 2021, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)In January 2023, our Board of Directors approved our first-ever quarterly dividend program (accordingly, there were no dividends declared during 2022 or 2021). We declared dividends of $5.92 per share during the year ended December 31, 2023.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash Flows From Operating Activities:
Net income	$2,424	$2,105	$1,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,781	2,217	1,983
Amortization of deferred financing costs and original issue discounts	14	13	13
Gain on sales of rental equipment	(786)	(566)	(431)
Gain on sales of non-rental equipment	(21)	(9)	(10)
Insurance proceeds from damaged equipment	(38)	(32)	(25)
Stock compensation expense, net	94	127	119
Merger related costs	—	—	3
Restructuring charge	28	—	2
Loss on repurchase/redemption of debt securities	—	17	30
Increase in deferred taxes	35	537	268
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(167)	(329)	(300)
Decrease (increase) in inventory	19	(25)	9
Decrease (increase) in prepaid expenses and other assets	281	(164)	248
(Decrease) increase in accounts payable	(45)	304	307
Increase in accrued expenses and other liabilities	85	238	87
Net cash provided by operating activities	4,704	4,433	3,689
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(3,714)	(3,436)	(2,998)
Payments for purchases of non-rental equipment and intangible assets	(356)	(254)	(200)
Proceeds from sales of rental equipment	1,574	965	968
Proceeds from sales of non-rental equipment	60	24	30
Insurance proceeds from damaged equipment	38	32	25
Purchases of other companies, net of cash acquired	(574)	(2,340)	(1,436)
Purchases of investments	(4)	(7)	—
Net cash used in investing activities	(2,976)	(5,016)	(3,611)
Cash Flows From Financing Activities:
Proceeds from debt	8,576	9,885	8,364
Payments of debt	(8,574)	(8,241)	(8,462)
Payments of financing costs	—	(24)	(8)
Dividends paid	(406)	—	—
Common stock repurchased, including tax withholdings for share based compensation	(1,070)	(1,068)	(34)
Net cash (used in) provided by financing activities	(1,474)	552	(140)
Effect of foreign exchange rates	3	(7)	4
Net increase (decrease) in cash and cash equivalents	257	(38)	(58)
Cash and cash equivalents at beginning of year	106	144	202
Cash and cash equivalents at end of year	$363	$106	$144
Supplemental disclosure of cash flow information:
Cash paid for interest	$614	$406	$391
Cash paid for income taxes, net	493	326	202
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
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification or weighted-average method.
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
Accounts payable as of December 31, 2023 includes $74 of amounts due but unpaid for purchases of rental equipment. The net impact of accrued purchases of rental equipment was not material for the years ended December 31, 2022 and 2021.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2023, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 54 percent. We completed the acquisition of General Finance in May 2021, and all of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amount by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentage by which the fair value for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
In connection with our goodwill impairment test that was conducted as of October 1, 2022, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, excluding our Mobile Storage reporting unit, had estimated fair values which exceeded their respective carrying amounts by at least 37 percent. We completed the acquisition of General Finance in May 2021, and all of the assets in the Mobile Storage reporting unit were acquired in the General Finance acquisition. The estimated fair value of our Mobile Storage reporting unit exceeded its carrying amount by eight percent. As all of the assets in the Mobile Storage reporting unit were recorded at fair value as of the May 2021 acquisition date, we expected the percentages by which the fair values for this reporting unit exceeded the carrying value to be significantly less than the equivalent percentages determined for our other reporting units.
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately five years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods generally ranging from eight to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over initial periods of approximately five years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was not material for the years ended December 31, 2023, 2022 and 2021.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $44, $53 and $49 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. The taxes recorded associated with the remitted cash were immaterial. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes.
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
New Accounting Pronouncements
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements are not expected to have an impact on our financial statements, but will result in significantly expanded reportable segment disclosures.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our financial statements, but will impact our income tax disclosures.
Accounting Guidance Adopted in 2023
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. In April 2023, our term loan facility was amended to transition to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). We applied the above guidance when accounting for the term loan facility amendment, and adoption of this guidance did not have a material impact on our financial statements. As of December 31, 2023, we have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on our financial statements in the future.

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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2023			2022			2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$9,948	$—	$9,948	$8,310	$—	$8,310	$6,840	$—	$6,840
Re-rent revenue	233	—	233	235	—	235	194	—	194
Ancillary and other rental revenues:
Delivery and pick-up	—	941	941	—	799	799	—	616	616
Other	756	186	942	596	176	772	426	131	557
Total ancillary and other rental revenues	756	1,127	1,883	596	975	1,571	426	747	1,173
Total equipment rentals	10,937	1,127	12,064	9,141	975	10,116	7,460	747	8,207
Sales of rental equipment	—	1,574	1,574	—	965	965	—	968	968
Sales of new equipment	—	218	218	—	154	154	—	203	203
Contractor supplies sales	—	146	146	—	126	126	—	109	109
Service and other revenues	—	330	330	—	281	281	—	229	229
Total revenues	$10,937	$3,395	$14,332	$9,141	$2,501	$11,642	$7,460	$2,256	$9,716
Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2023, 75 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the year ended December 31, 2023) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $138 and $131 as of December 31, 2023 and 2022, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the year ended December 31, 2023). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.

Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2023, 2022, and 2021. Our customer with the largest receivable balance represented approximately one percent of total receivables at December 31, 2023 and 2022. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the year ended December 31, 2023), and these revenues account for corresponding portions of the $2.230 billion of net accounts receivable and the associated allowance for credit losses of $169 as of December 31, 2023.
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

	Year ended December 31,
	2023	2022	2021
Beginning balance	$134	$112	$108
Charged to costs and expenses (1)	14	11	5
Charged to revenue (2)	60	49	31
Deductions and other (3)	(39)	(38)	(32)
Ending balance	$169	$134	$112
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2023 and December 31, 2022 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2023 and December 31, 2022 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2023.

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
During the year ended December 31, 2023, we recognized measurement period adjustments primarily to establish the fair values for intangible assets and lease assets and liabilities. These adjustments resulted in a substantial reduction to goodwill versus the previously reported amount (see note 9 to the consolidated financial statements for further discussion of goodwill changes). Non-rental depreciation and amortization for the year ended December 31, 2023 includes $7 of intangible asset amortization that would have been recognized in 2022 if the intangible asset values had been established as of December 31, 2022. The following table summarizes the fair values of the assets acquired and liabilities assumed.

Inventory	$20
Rental equipment	1,232
Property and equipment	186
Intangible assets (1)	428
Operating lease right-of-use assets	211
Other assets	10
Total identifiable assets acquired	2,087
Accounts payable, accrued expenses and other liabilities	(24)
Operating lease liabilities	(199)
Debt (finance leases)	(38)
Total liabilities assumed	(261)
Net identifiable assets acquired	1,826
Goodwill (2)	162
Net assets acquired	$1,988
(1)The following table reflects the fair values and useful lives of the acquired intangible assets identified based on our purchase accounting assessments:
.

	Fair value	Life (years)
Customer relationships	$330	9
Non-compete agreements	98	5
Total	$428
(2)All of the goodwill was assigned to our general rentals segment. The level of goodwill that resulted from the acquisition is primarily reflective of Ahern Rentals' going-concern value, the value of Ahern Rentals' assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because the acquisition is a purchase of assets, the goodwill that is deductible for income tax purposes equals the total acquired goodwill).
The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. Additionally, in the first quarter of 2023, we initiated a restructuring program following the closing of the Ahern Rentals acquisition, and the costs under this program are included in “Restructuring charge” in our consolidated statements of income. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition.
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

Year Ended
December 31,
2022
United Rentals historic revenues	$11,642
Ahern Rentals historic revenues	827
Pro forma revenues	12,469
United Rentals historic pretax income	$2,802
Ahern Rentals historic pretax income	2
Combined pretax income	2,804
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	(94)
Impact of the fair value mark-up of acquired fleet on cost of rental equipment sales (2)	(28)
Intangible asset amortization (3)	(78)
Interest expense (4)	(96)
Elimination of historic interest (5)	53
Elimination of historic legal and financing costs (6)	11
Pro forma pretax income	$2,572
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

In addition to the Ahern Rentals acquisition, during 2023 and 2022, we completed a series of acquisitions which were not significant individually or in the aggregate. See the consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired, which includes Ahern Rentals and the other completed acquisitions, and see note 9 to our consolidated financial statements for rollforwards showing the goodwill acquired associated with these acquisitions.

5.    Segment Information
Our reportable segments are i) general rentals and ii) specialty. In the fourth quarter of 2021, following a realignment of certain of our divisions and regions, and changes in leadership roles and responsibilities, we updated our analysis of operating segments and concluded that our divisions represent our operating segments. Prior to the fourth quarter of 2021, our regions were our operating segments. While this update reflects a change in operating segments, it did not result in any changes to the rental locations in each reportable segment, and, as a result, there were no changes to the historically reported segment financial information. Our determination of the operating segments is primarily based on geography, but also includes consideration of the offered products and services.
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
The specialty segment, which, as noted above, is a single division that is both an operating segment and a reportable segment, rents products (and provides setup and other services on such rented equipment) including i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, and iv) mobile storage equipment and modular office space. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Primarily rented by our general rentals segment:
General construction and industrial equipment	42%	42%	42%
Aerial work platforms	25%	24%	26%
General tools and light equipment	8%	8%	8%
Primarily rented by our specialty segment:
Power and HVAC equipment	10%	10%	9%
Trench safety equipment	5%	6%	6%
Fluid solutions equipment	7%	7%	7%
Mobile storage equipment and modular office space	3%	3%	2%

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
The following table sets forth financial information by segment as of, and for the years ended, December 31, 2023, 2022 and 2021:

	General rentals	Specialty	Total
2023
Equipment rentals	$8,803	$3,261	$12,064
Sales of rental equipment	1,411	163	1,574
Sales of new equipment	95	123	218
Contractor supplies sales	89	57	146
Service and other revenues	299	31	330
Total revenue	10,697	3,635	14,332
Depreciation and amortization expense	2,316	465	2,781
Equipment rentals gross profit	3,219	1,595	4,814
Capital expenditures	3,051	813	3,864
Total assets	$20,411	$5,178	$25,589
2022
Equipment rentals	$7,345	$2,771	$10,116
Sales of rental equipment	835	130	965
Sales of new equipment	73	81	154
Contractor supplies sales	81	45	126
Service and other revenues	250	31	281
Total revenue	8,584	3,058	11,642
Depreciation and amortization expense	1,765	452	2,217
Equipment rentals gross profit	2,905	1,340	4,245
Capital expenditures	2,868	822	3,690
Total assets	$19,604	$4,579	$24,183
2021
Equipment rentals	$6,074	$2,133	$8,207
Sales of rental equipment	862	106	968
Sales of new equipment	142	61	203
Contractor supplies sales	71	38	109
Service and other revenues	202	27	229
Total revenue	7,351	2,365	9,716
Depreciation and amortization expense	1,611	372	1,983
Equipment rentals gross profit	2,269	998	3,267
Capital expenditures	2,719	479	3,198
Total assets	$16,087	$4,205	$20,292
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
Total equipment rentals gross profit	$4,814	$4,245	$3,267
Gross profit from other lines of business	999	751	586
Selling, general and administrative expenses	(1,527)	(1,400)	(1,199)
Merger related costs (1)	—	—	(3)
Restructuring charge (2)	(28)	—	(2)
Non-rental depreciation and amortization	(431)	(364)	(372)
Interest expense, net	(635)	(445)	(424)
Other income (expense), net	19	15	(7)
Income before provision for income taxes	$3,211	$2,802	$1,846

 ___________________
(1)Reflects transaction costs associated with the General Finance acquisition that was completed in May 2021. Merger related costs only include costs associated with major acquisitions that significantly impact our operations.
(2)Primarily relates to branch closure charges and severance costs associated with our restructuring programs. As of December 31, 2023, there were no open restructuring programs.

We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. The foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2023, 2022 and 2021, except for balance sheet information, which is presented as of December 31, 2023 and 2022:

	Domestic	Foreign	Total
2023
Equipment rentals	$11,045	$1,019	$12,064
Sales of rental equipment	1,427	147	1,574
Sales of new equipment	168	50	218
Contractor supplies sales	130	16	146
Service and other revenues	293	37	330
Total revenue	13,063	1,269	14,332
Rental equipment, net	12,679	1,322	14,001
Property and equipment, net	842	61	903
Goodwill and other intangible assets, net	$6,031	$579	$6,610
2022
Equipment rentals	$9,139	$977	$10,116
Sales of rental equipment	870	95	965
Sales of new equipment	122	32	154
Contractor supplies sales	109	17	126
Service and other revenues	248	33	281
Total revenue	10,488	1,154	11,642
Rental equipment, net	12,047	1,230	13,277
Property and equipment, net	789	50	839
Goodwill and other intangible assets, net	$6,024	$454	$6,478
2021
Equipment rentals	$7,430	$777	$8,207
Sales of rental equipment	873	95	968
Sales of new equipment	162	41	203
Contractor supplies sales	95	14	109
Service and other revenues	201	28	229
Total revenue	$8,761	$955	$9,716
6.    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
	2023	2022
Equipment (1)	$17	$17
Insurance	29	31
Advertising reimbursements (2)	22	25
Income taxes (3)	5	235
Other (4)	62	73
Prepaid expenses and other assets	$135	$381
_________________
(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advance purchase agreements. Such deposits are presented as a component of cash flows from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services. See note 2 ("Advertising Expense") for further detail.
(3)    Primarily relates to tax depreciation benefits associated with the Ahern Rentals acquisition discussed in note 4 to the consolidated financial statements. The tax depreciation deductions generated by the Ahern Rentals acquisition resulted in an income tax receivable associated with U.S. federal and state tax payments made prior to the acquisition. The decrease reflected above from December 31, 2022 to December 31, 2023 reflects the use of a portion of the receivable to reduce cash paid for income taxes.

(4)    Includes multiple items, none of which are individually significant.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2023	2022
Rental equipment	$21,689	$20,074
Less accumulated depreciation	(7,688)	(6,797)
Rental equipment, net	$14,001	$13,277

8.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Land	$157	$131
Buildings	296	230
Non-rental vehicles	268	317
Machinery and equipment	265	223
Furniture and fixtures	435	402
Leasehold improvements	567	516
	1,988	1,819
Less accumulated depreciation and amortization	(1,085)	(980)
Property and equipment, net	$903	$839

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2023:

	General rentals	Specialty	Total
Balance at January 1, 2021 (1)	$4,368	$800	$5,168
Goodwill related to acquisitions (2)	76	295	371
Foreign currency translation and other adjustments	1	(12)	(11)
Balance at December 31, 2021 (1)	4,445	1,083	5,528
Goodwill related to acquisitions (2) (3)	549	(20)	529
Foreign currency translation and other adjustments	(14)	(17)	(31)
Balance at December 31, 2022 (1)	4,980	1,046	6,026
Goodwill related to acquisitions (2) (3)	(209)	111	(98)
Foreign currency translation and other adjustments	4	8	12
Balance at December 31, 2023 (1)	$4,775	$1,165	$5,940

_________________
(1)    The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.
(2)    Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition. Decreases in goodwill related to acquisitions above primarily reflect such measurement period adjustments.

(3)    For additional detail on the December 2022 acquisition of Ahern Rentals, which was assigned to our general rentals segment and accounted for most of the goodwill related to acquisitions in 2022, see note 4 to our consolidated financial statements. The decrease in goodwill related to acquisitions for the general rentals segment in 2023 primarily reflects measurement period adjustments associated with the Ahern Rentals acquisition, partially offset by other acquisition activity.
Other intangible assets were comprised of the following at December 31, 2023 and 2022:

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$58	$118
Customer relationships	6 years	$2,468	$1,919	$549
Trade names and associated trademarks	2 years	$9	$6	$3

	December 31, 2022
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$69	$22	$47
Customer relationships	5 years	$2,349	$1,949	$400
Trade names and associated trademarks	3 years	$14	$9	$5
Our other intangibles assets, net at December 31, 2023 include the assets set forth in the table below associated with the acquisition of Ahern Rentals that is discussed in note 4 to our consolidated financial statements. No residual value has been assigned to these assets. The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed.

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Non-compete agreements	4 years	77
Customer relationships	8 years	259
Amortization expense for other intangible assets was $271, $219 and $233 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2024	$208
2025	167
2026	124
2027	81
2028	39
Thereafter	51
Total	$670

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2023	2022
Self-insurance accruals	$78	$68
Accrued compensation and benefit costs	149	207
Property and income taxes payable	139	113
Restructuring reserves (1)	21	6
Interest payable	152	152
Deferred revenue (2)	138	131
National accounts accrual	173	120
Operating lease liability	249	211
Other (3)	168	137
Accrued expenses and other liabilities	$1,267	$1,145
_________________

(1)    Primarily relates to branch closure charges and severance costs associated with our closed restructuring programs. As of December 31, 2023, there were no open restructuring programs.
(2)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(3)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2023	2022
Self-insurance accruals	$121	$109
Income taxes payable	11	11
Accrued compensation and benefit costs	41	34
Other long-term liabilities	$173	$154
11.    Fair Value Measurements
As of December 31, 2023 and 2022, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of December 31, 2023 and 2022. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2023 and 2022 have been calculated based upon available market information, and were as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$7,720	$7,442	$7,712	$7,143

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2023	2022
Repurchase facility expiring 2024 (1)	$100	$100
Accounts receivable securitization facility expiring 2024 (1)	1,300	959
Term loan facility expiring 2025 (1)	945	953
$4.25 billion ABL facility expiring 2027 (1)	1,261	1,523
5 1/2 percent Senior Notes due 2027	498	498
3 7/8 percent Senior Secured Notes due 2027	745	744
4 7/8 percent Senior Notes due 2028 (2)	1,665	1,663
6 percent Senior Secured Notes due 2029	1,488	1,486
5 1/4 percent Senior Notes due 2030	745	744
4 percent Senior Notes due 2030	744	743
3 7/8 percent Senior Notes due 2031	1,091	1,090
3 3/4 percent Senior Notes due 2032	744	744
Finance leases	192	123
Total debt	11,518	11,370
Less short-term portion (3)	(1,465)	(161)
Total long-term debt	$10,053	$11,209

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2023. There is no borrowing capacity under the repurchase facility because it is an uncommitted facility. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility	Repurchase facility
Borrowing capacity, net of letters of credit	$2,967	$—	$—
Letters of credit	14
Interest rate at December 31, 2023	6.5%	6.4%	7.1%	6.5%
Average month-end debt outstanding	1,694	1,171	953	50
Weighted-average interest rate on average debt outstanding	6.2%	6.1%	6.9%	6.0%
Maximum month-end debt outstanding	1,848	1,300	958	100

(2)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September

2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of December 31, 2023, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.661 billion and one with a book value of $4.
(3)    As of December 31, 2023, short-term debt primarily reflected borrowings under the accounts receivable securitization and repurchase facilities and the short-term portion of our finance leases. As of December 31, 2022, short-term debt primarily reflected borrowings under the repurchase facility and the short-term portion of our finance leases. The accounts receivable securitization facility, which expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility, was not a short-term debt instrument as of December 31, 2022. The weighted average interest rates on our short-term debt, excluding finance leases, were 6.4 percent and 5.4 percent as of December 31, 2023 and 2022, respectively. See note 13 to the consolidated financial statements for further discussion on our finance leases.
Short-term debt
As of December 31, 2023, our short-term debt primarily reflects borrowings under the repurchase and accounts receivable securitization facilities and the short-term portion of our finance leases.
Repurchase facility. In June 2022, URNA entered into an uncommitted repurchase facility pursuant to which it may obtain short-term financing in an amount up to $100, secured by a subordinated note issued to URNA by our U.S. special purpose vehicle which holds receivable assets relating to our accounts receivable securitization facility. In 2023, the repurchase facility was amended, primarily to extend the maturity date to June 14, 2024, which may be further extended by the mutual consent of the parties to the repurchase facility agreement. Additionally, the repurchase facility was amended to replace an interest rate based on SOFR with an interest rate based on the Bloomberg Short Term Bank Yield Index ("BSBY"). Any repurchase transaction will have a one-month maturity unless terminated earlier as a result of a termination event under the accounts receivable securitization facility or the occurrence of any other event of default under the repurchase facility. The Company will guarantee the obligations of URNA under the repurchase facility. See the table above for financial information associated with the repurchase facility.
Accounts receivable securitization facility. The accounts receivable securitization facility expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility bear interest based on SOFR. In 2023, the accounts receivable securitization facility was amended, primarily to increase the facility size to $1.3 billion. Key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2023, there were $1.545 billion of receivables, net of applicable reserves, in the collateral pool;
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
Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British pounds, Euros, Australian dollars and New Zealand dollars by certain subsidiaries of URNA in Europe, Australia and New Zealand. The size of the ABL facility was $4.25 billion as of December 31, 2023. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2027. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the term SOFR or daily SOFR (in each case plus a 0.10 percent credit margin adjustment) or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers' Acceptance Rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the Euro interbank offered rate or an alternate base rate, in each case plus a spread, (iv) in the case of loans in British pounds, at a rate equal to the daily simple Sterling Overnight Interbank Average or an alternate base rate, in each case plus a spread or (v) in the case of loans in Australian Dollars or New Zealand Dollars, at a rate equal to the applicable bank bill rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2023, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The borrowings under the credit agreement by URNA are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The borrowings under the credit agreement by URNA are guaranteed by Holdings and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe, Puerto Rico, Australia and New Zealand are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
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
The principal obligations under the term loan facility are to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the term loan facility. The term loan facility matures on October 31, 2025. In 2023, the term loan facility was amended to transition to an interest rate based on SOFR. Prior to the amendment, interest on the term loan facility reflected LIBOR plus a margin (or an alternative base rate plus a margin). LIBOR has been discontinued as a reference rate as a result of reference rate reform, and the amendment of the term loan facility did not have a material impact on our financial statements.
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
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 5 1/2 percent Notes as an add-on to the existing 5 1/2 percent Notes. In May 2022, URNA redeemed $500 principal amount of the 5 1/2 percent Notes, and the aggregate principal amount of outstanding 5 1/2 percent Notes was $500 as of December 31, 2023. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 1/2 percent Notes. The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The carrying value of the 5 1/2 percent Notes includes the $1 unamortized portion of the original issue premium recognized in conjunction with the February 2017 issuance, which is being amortized through the maturity date in 2027. The effective interest rate on the 5 1/2 percent Notes, which includes the impact of the original issue premium, is 5.5 percent.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2023, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.86 percent.
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

Loan Covenants and Compliance
As of December 31, 2023, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2023, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2023, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2023 are as follows:

2024	$1,465
2025	985
2026	34
2027	2,539
2028	1,677
Thereafter	4,882
Total	$11,582

13. Leases
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such revenue represented 76 percent of our total revenues for the year ended December 31, 2023). See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021.

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$1,099	$819
Finance lease assets	Rental equipment	395	321
	Less accumulated depreciation	(126)	(104)
	Rental equipment, net	269	217
	Property and equipment, net:
	Non-rental vehicles	8	8
	Buildings	66	25
	Less accumulated depreciation and amortization	(27)	(20)
	Property and equipment, net	47	13
Total leased assets		1,415	1,049
Liabilities
Current
Operating	Accrued expenses and other liabilities	249	211
Finance	Short-term debt and current maturities of long-term debt	55	51
Long-term
Operating	Operating lease liabilities (1)	895	642
Finance	Long-term debt	137	72
Total lease liabilities		$1,336	$976
_________________
(1)    The increases in 2023 include the impact of the Ahern Rentals acquisition discussed in note 4 to the consolidated financial statements.

Lease cost	Classification	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$582	$494	$432
	Selling, general and administrative expenses	12	11	11
	Restructuring charge (2)	27	—	1
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	36	31	36
	Non-rental depreciation and amortization	2	2	2
Interest on lease liabilities	Interest expense, net	8	5	4
Sublease income (3)		(233)	(235)	(194)
Net lease cost		$434	$308	$292
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2023, 2022 and 2021 includes $209, $195 and $163, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.

(2)    The increase in 2023 reflects the impact of a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(3)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2023)	Operating leases (1)	Finance leases (2)
2024	$295	$61
2025	259	54
2026	219	40
2027	168	24
2028	115	6
Thereafter	275	44
Total	1,331	229
Less amount representing interest	(187)	(37)
Present value of lease liabilities	$1,144	$192
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2023. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.2	4.8
Finance leases	6.5	2.8
Weighted-average discount rate
Operating leases	4.5%	3.7%
Finance leases	4.8%	3.5%

Other information	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$304	$244	$221
Operating cash flows from finance leases	8	5	4
Financing cash flows from finance leases	64	57	69
Leased assets obtained in exchange for new operating lease liabilities (1)	538	237	299
Leased assets obtained in exchange for new finance lease liabilities (1)	$132	$47	$66
_________________
(1)    The increases in 2023 include the impact of the Ahern Rentals acquisition discussed in note 4 to the consolidated financial statements.

14.    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2023 are as follows:

	Year ended December 31,
	2023	2022	2021
Current
Federal	$561	$(34)	$78
Foreign	66	100	26
State and local	125	94	88
	752	160	192
Deferred
Federal	5	525	260
Foreign	13	(16)	14
State and local	17	28	(6)
	35	537	268
Total	$787	$697	$460

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2023 is as follows:

	Year ended December 31,
	2023	2022	2021
Computed tax at statutory tax rate	$674	$588	$388
State income taxes, net of federal tax benefit	116	102	64
Other permanent items	(3)	18	1
Change in federal valuation allowance	(15)	15	—
Foreign restructuring (1)	—	(37)	—
Foreign tax rate differential	15	11	7
Total	$787	$697	$460

_________________
(1)    Reflects the impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2023	December 31, 2022
Reserves and allowances	$193	$186
Debt cancellation and other	17	18
Net operating loss and credit carryforwards	97	171
Interest carryforward (1)	—	84
Operating lease assets	287	216
Total deferred tax assets	594	675
Less: valuation allowance (2)	(4)	(19)
Total net deferred tax assets	590	656
Property and equipment, including rental equipment	(2,921)	(2,986)
Operating lease liabilities	(285)	(216)
Intangibles	(85)	(125)
Total deferred tax liability	(3,291)	(3,327)
Total net deferred tax liability	$(2,701)	$(2,671)

_________________
(1)    Relates to the limitation of deductible interest, and is primarily due to tax depreciation benefits associated with the Ahern Rentals acquisition (see note 6 to the consolidated financial statements for further discussion of the tax depreciation benefits).
(2)    Relates to federal foreign tax credits, state net operating loss carryforwards and state tax credits that may not be realized.
The following table summarizes the activity related to unrecognized tax benefits, some of which would impact our effective tax rate if recognized:

	2023	2022	2021
Balance at January 1	$16	$13	$12
Additions for tax positions related to the current year	3	1	2
Additions for tax positions of prior years	8	7	—
Settlements	(1)	(5)	(1)
Balance at December 31	$26	$16	$13
We include interest accrued on the underpayment of income taxes in interest expense, net, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. The amounts of such interest or penalties were not material (approximately $1 or less) in each of the years ended December 31, 2023, 2022 and 2021. We believe that it is reasonably possible that a decrease of up to $10 in federal and state unrecognized tax benefits may be necessary within the next year, as a result of settlements.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2012.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $285, $233 and $134 for the years ended December 31, 2023, 2022 and 2021, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. The taxes recorded associated with the remitted cash were immaterial. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2023, unremitted earnings of foreign subsidiaries were $1.276 billion. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $57 for federal income tax purposes, $10 of which will expire in 2037 (while the remaining federal NOLs have an indefinite life), $15 for foreign income tax purposes (the majority of which has an indefinite life) and $425 for state income tax purposes that expire from 2024 through 2034.
The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15 percent minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

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
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries, and also make contributions for employees in Australia and New Zealand. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $56, $45 and $36 in the years ended December 31, 2023, 2022 and 2021, respectively.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2023 and 2022, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2023, there were an aggregate of 0.4 million outstanding time and performance-based RSUs and 1.2 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2022	5	80.45
Granted	—	—
Exercised	(2)	80.94
Canceled	—	—
Outstanding at December 31, 2023	3	80.17
Exercisable at December 31, 2023	3	$80.17
The following table presents information associated with stock options as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. No stock options were granted during any of the years presented below.

	2023	2022	2021
Intrinsic value of options outstanding as of December 31	$2	$1
Intrinsic value of options exercisable as of December 31	2	1
Intrinsic value of options exercised	1	—	1
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 251 thousand shares of common stock issued upon vesting of RSUs during 2023, net of 161 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.

A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2023	2022	2021
RSUs granted	179	553	348
Weighted-average grant date price per unit	$461.37	$309.39	$297.02

As of December 31, 2023, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $55. The weighted-average period over which this compensation cost is expected to be recognized is 1.6 years.
A summary of RSU activity for the year ended December 31, 2023 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	464	$215.23
Granted	179	461.37
Vested	(319)	297.27
Forfeited	(36)	353.26
Nonvested as of December 31, 2023	288	$360.41

The total fair value of RSUs vested during the fiscal years ended December 31, 2023, 2022 and 2021 was $95, $120, and $94, respectively.

Dividend Policy. Our Board of Directors approved a quarterly dividend program in January 2023, and the first such dividend under the program was paid in February 2023. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to Holdings and/or to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms in 2011. Our Board of Directors elected not to renew or extend the plan.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2023 (1) (2):
Total revenues (1)	$3,285	$3,554	$3,765	$3,728	$14,332
Gross profit	1,241	1,425	1,585	1,562	5,813
Operating income	740	925	1,099	1,063	3,827
Net income (2)	451	591	703	679	2,424
Earnings per share—basic	6.50	8.60	10.30	10.04	35.40
Earnings per share—diluted (3)	6.47	8.58	10.29	10.01	35.28
For the year ended December 31, 2022 (1) (2):
Total revenues (1)	$2,524	$2,771	$3,051	$3,296	$11,642
Gross profit	992	1,150	1,366	1,488	4,996
Operating income	572	715	921	1,024	3,232
Net income (2)	367	493	606	639	2,105
Earnings per share—basic	5.07	6.91	8.69	9.20	29.77
Earnings per share—diluted (3)	5.05	6.90	8.66	9.15	29.65

(1)    Beginning in 2021 and continuing through 2023, we have experienced broad-based strength of demand across our end-markets. The revenue increases above reflect this strong demand, as well as the impact of the December 2022 Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements.
(2)    There were no unusual or infrequently occurring items recognized in the fourth quarter of 2023 that had a material impact on our financial statements. In the fourth quarter of 2022, we issued $1.5 billion principal amount of 6 percent Senior Secured Notes due 2029. The issued debt, together with drawings on our ABL facility, was used to fund the December 2022 Ahern Rentals acquisition that is discussed in note 4 to the consolidated financial statements.
(3)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2023:
Merger related intangible asset amortization (4)	$(0.70)	$(0.55)	$(0.57)	$(0.52)	$(2.33)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.32)	(0.30)	(0.59)	(0.44)	(1.65)
Impact of the fair value mark-up of acquired fleet (6)	(0.44)	(0.25)	(0.23)	(0.25)	(1.17)
Restructuring charge (7)	(0.02)	(0.20)	(0.05)	(0.04)	(0.31)
For the year ended December 31, 2022:
Merger related intangible asset amortization (4)	$(0.52)	$(0.45)	$(0.44)	$(0.39)	$(1.79)
Impact on depreciation related to acquired fleet and property and equipment (5)	(0.10)	(0.26)	(0.12)	(0.08)	(0.56)
Impact of the fair value mark-up of acquired fleet (6)	(0.06)	(0.05)	(0.05)	(0.12)	(0.29)
Restructuring charge (7)	—	—	0.01	—	—
Asset impairment charge (8)	—	(0.02)	(0.01)	—	(0.03)
Loss on repurchase/redemption of debt securities (9)	—	(0.18)	—	—	(0.18)
(4)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). The increases in 2023 primarily reflect the impact of the Ahern Rentals acquisition.
(5)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment. The increases in 2023 primarily reflect the impact of the Ahern Rentals acquisition.
(6)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The increases in 2023 primarily reflect the impact of the Ahern Rentals acquisition.

(7)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. The increases in 2023 reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2023, there were no open restructuring programs.
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

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income available to common stockholders	$2,424	$2,105	$1,386
Denominator:
Denominator for basic earnings per share—weighted-average common shares	68,470	70,703	72,432
Effect of dilutive securities:
Employee stock options	4	4	4
Restricted stock units	236	266	381
Denominator for diluted earnings per share—adjusted weighted-average common shares	68,710	70,973	72,817
Basic earnings per share	$35.40	$29.77	$19.14
Diluted earnings per share	$35.28	$29.65	$19.04

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions and Other		Balance at End of Period
Year Ended December 31, 2023:
Allowance for credit losses	$134	$14	(a)	$60	(a)	$39	(b)	$169
Reserve for obsolescence and shrinkage	18	50		—		51	(c)	17
Self-insurance reserve	177	274		—		252	(d)	199
Year Ended December 31, 2022:
Allowance for credit losses	$112	$11	(a)	$49	(a)	$38	(b)	$134
Reserve for obsolescence and shrinkage	11	42		—		35	(c)	18
Self-insurance reserve	151	236		—		210	(d)	177
Year Ended December 31, 2021:
Allowance for credit losses	$108	$5	(a)	$31	(a)	$32	(b)	$112
Reserve for obsolescence and shrinkage	8	37		—		34	(c)	11
Self-insurance reserve	127	179		—		155	(d)	151

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated January 24, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 24, 2024

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Insider Trading Arrangements
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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before March 27, 2024 (the “2024 Proxy Statement”).

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Stamford, Connecticut, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2023 and 2022
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2023, 2022 and 2021
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(b)
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

10	(f)*	United Rentals, Inc. 2019 Annual Incentive Compensation Plan as amended October 18, 2023‡

10	(g)	United Rentals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2019)‡

10	(h)
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
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants beginning in May 2017, as amended (incorporated by reference to Exhibit 10(l) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(m)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors, effective for grants of awards beginning in May 2019, as amended (incorporated by reference to Exhibit 10(m) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(n)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015, as amended (incorporated by reference to Exhibit 10(n) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(o)
Form of United Rentals, Inc. Performance-Based Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2020, as amended (incorporated by reference to Exhibit 10(o) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(p)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2015 as amended (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(q)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in May 2019, as amended (incorporated by reference to Exhibit 10(q) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(r)
Form of Restricted Stock Unit Agreement for Michael Kneeland, dated March 11, 2019, as amended (incorporated by reference to Exhibit 10(r) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

Exhibit Number		Description of Exhibit
10	(s)
Form of Restricted Stock Unit Agreement (Performance Based) for Michael Kneeland, dated March 11, 2019, as amended (incorporated by reference to Exhibit 10(s) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(t)	Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 27, 2024

10	(u)
Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2021, as amended‡ (incorporated by reference to Exhibit 10(u) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(v)
Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2021, as amended‡ (incorporated by reference to Exhibit 10(v) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(w)
Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2023 (incorporated by reference to Exhibit 10(w) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(x)
Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2023 (incorporated by reference to Exhibit 10(x) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022)‡

10	(y)*	Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2024‡

10	(z)*	Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2024‡

10	(aa)
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

10	(cc)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10	(dd)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(ee)
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

10	(gg)*	First Amendment to the Employment Agreement between United Rentals, Inc. and Matthew Flannery effective November 9, 2023‡

10	(hh)
Amended Employment Agreement, dated April 28, 2008, between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(ii)
Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2013)‡

Exhibit Number		Description of Exhibit
10	(jj)
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

10	(nn)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Joli Gross (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(oo)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Tony Leopold (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(pp)
Employment Agreement, effective as of September 29, 2023, between United Rentals, Inc. and Michael Durand (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on August 28, 2023)‡

10	(qq)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(rr)
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

10	(tt)
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

10	(vv)
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

Exhibit Number		Description of Exhibit
10	(xx)
Notes Security Agreement, dated as of November 30, 2022, by and among United Rentals, Inc., United Rentals (North America), Inc. and certain of their Subsidiaries, as the Grantors, and Truist Bank, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 30, 2022)

10	(yy)
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

10	(zz)
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

10	(aaa)
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

10	(bbb)
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

10	(ccc)
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

10	(ddd)
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

10	(eee)
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

Exhibit Number		Description of Exhibit
10	(fff)
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

10	(ggg)
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

10	(hhh)
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

10	(iii)
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

10	(jjj)
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

10	(kkk)
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

10	(lll)
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

10	(mmm)
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

Exhibit Number		Description of Exhibit

10	(nnn)
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

10	(rrr)*
Amendment No. 1 to Credit and Guaranty Agreement, dated as of November 20, 2018, among the financial institutions from time to time parties thereto, Bank of America, N.A., as agent, United Rentals, Inc., United Rentals (North America), Inc., and certain subsidiaries of United Rentals, Inc. referred to therein

10	(sss)
Amendment No. 2 to Credit and Guaranty Agreement, dated as of April 10, 2023, among the financial institutions from time to time parties thereto, Bank of America, N.A., as agent, United Rentals, Inc., United Rentals (North America), Inc., and certain subsidiaries of United Rentals, Inc. referred to therein (incorporated by reference to Exhibit 10(a) to the United Rentals, Inc. and United Rentals (North America), Inc. Form 10-Q for the quarter ended June 30, 2023)

10	(ttt)
Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 31, 2018)

10	(uuu)
Form of Tender and Support Agreement, dated April 15, 2021, by and among United Rentals (North America), Inc., UR Merger Sub VI Corporation and certain stockholders of General Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 16, 2021)

21	*	Subsidiaries of United Rentals, Inc.

22	*	Subsidiary Guarantors

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

97	*	United Rentals, Inc. Financial Restatement Clawback Policy adopted October 18, 2023

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibit

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

UNITED RENTALS, INC.
Date:	January 24, 2024	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 24, 2024
Michael J. Kneeland

/S/ JOSÉ B. ALVAREZ	Director	January 24, 2024
José B. Alvarez

/S/ MARC A. BRUNO	Director	January 24, 2024
Marc A. Bruno

/S/ LARRY D. DE SHON	Director	January 24, 2024
Larry D. De Shon

/S/ BOBBY J. GRIFFIN	Lead Independent Director	January 24, 2024
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 24, 2024
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 24, 2024
Terri L. Kelly

/S/ FRANCISCO J. LOPEZ-BALBOA	Director	January 24, 2024
Francisco J. Lopez-Balboa

/S/ GRACIA MARTORE	Director	January 24, 2024
Gracia Martore

/S/ SHIV SINGH	Director	January 24, 2024
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 24, 2024
Matthew J. Flannery

/S/ WILLIAM E. GRACE	Chief Financial Officer (Principal Financial Officer)	January 24, 2024
William E. Grace

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 24, 2024
Andrew B. Limoges