Form 10-Q
period 2024-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2024-04-24
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 22, 2024, there were 66,589,926 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•the impact of global economic conditions (including inflation, increased interest rates, supply chain constraints and potential trade wars, sanctions and other conditions related to international conflicts) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
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
•our significant indebtedness (which totaled $12.4 billion at March 31, 2024) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$429	$363
Accounts receivable, net	2,221	2,230
Inventory	208	205
Prepaid expenses and other assets	151	135
Total current assets	3,009	2,933
Rental equipment, net	13,979	14,001
Property and equipment, net	916	903
Goodwill	6,863	5,940
Other intangible assets, net	666	670
Operating lease right-of-use assets	1,181	1,099
Other long-term assets	44	43
Total assets	$26,658	$25,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,087	$1,465
Accounts payable	959	905
Accrued expenses and other liabilities	1,318	1,267
Total current liabilities	3,364	3,637
Long-term debt	11,318	10,053
Deferred taxes	2,690	2,701
Operating lease liabilities	966	895
Other long-term liabilities	200	173
Total liabilities	18,538	17,459
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,101,951 and 66,796,805 shares issued and outstanding, respectively, at March 31, 2024 and 115,010,396 and 67,269,577 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	2,638	2,650
Retained earnings	12,103	11,672
Treasury stock at cost—48,305,146 and 47,740,819 shares at March 31, 2024 and December 31, 2023, respectively	(6,343)	(5,965)
Accumulated other comprehensive loss	(279)	(228)
Total stockholders’ equity	8,120	8,130
Total liabilities and stockholders’ equity	$26,658	$25,589
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Equipment rentals	$2,929	$2,740
Sales of rental equipment	383	388
Sales of new equipment	48	44
Contractor supplies sales	36	34
Service and other revenues	89	79
Total revenues	3,485	3,285
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,244	1,162
Depreciation of rental equipment	582	575
Cost of rental equipment sales	196	198
Cost of new equipment sales	38	36
Cost of contractor supplies sales	25	24
Cost of service and other revenues	54	49
Total cost of revenues	2,139	2,044
Gross profit	1,346	1,241
Selling, general and administrative expenses	389	382
Restructuring charge	1	1
Non-rental depreciation and amortization	104	118
Operating income	852	740
Interest expense, net	160	150
Other income, net	(3)	(4)
Income before provision for income taxes	695	594
Provision for income taxes	153	143
Net income	$542	$451
Basic earnings per share	$8.06	$6.50
Diluted earnings per share	$8.04	$6.47
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2024	2023
Net income	$542	$451
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(51)	1
Fixed price diesel swaps	—	(1)
Other comprehensive (loss) income (1)	(51)	—
Comprehensive income	$491	$451
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2024 or 2023. There were no material taxes associated with other comprehensive income (loss) during 2024 or 2023.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2024
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				542
Dividends declared (3)				(111)
Foreign currency translation adjustments							(51)
Stock compensation expense, net	—		28
Tax withholding for share based compensation	—		(40)
Repurchase of common stock	—				—	(378)
Balance at March 31, 2024	67	$1	$2,638	$12,103	48	$(6,343)	$(279)

	Three Months Ended March 31, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				451
Dividends declared (3)				(104)
Foreign currency translation adjustments							1
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		24
Tax withholding for share based compensation	—		(52)
Repurchase of common stock	(1)				1	(251)
Balance at March 31, 2023	69	$1	$2,598	$10,003	46	$(5,208)	$(264)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2023.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)We declared dividends of $1.63 and $1.48 per share during the three months ended March 31, 2024 and 2023, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$542	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	686	693
Amortization of deferred financing costs and original issue discounts	4	4
Gain on sales of rental equipment	(187)	(190)
Gain on sales of non-rental equipment	(3)	(4)
Insurance proceeds from damaged equipment	(13)	(9)
Stock compensation expense, net	28	24
Restructuring charge	1	1
Loss on repurchase/redemption/amendment of debt securities	1	—
(Decrease) increase in deferred taxes	(17)	35
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	98	(13)
Increase in inventory	(3)	(2)
Decrease in prepaid expenses and other assets	15	125
Decrease in accounts payable	(74)	(25)
Decrease in accrued expenses and other liabilities	(49)	(151)
Net cash provided by operating activities	1,029	939
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(511)	(797)
Payments for purchases of non-rental equipment and intangible assets	(58)	(73)
Proceeds from sales of rental equipment	383	388
Proceeds from sales of non-rental equipment	13	12
Insurance proceeds from damaged equipment	13	9
Purchases of other companies, net of cash acquired	(1,118)	(299)
Purchases of investments	(2)	—
Net cash used in investing activities	(1,280)	(760)
Cash Flows From Financing Activities:
Proceeds from debt	4,609	2,330
Payments of debt	(3,743)	(2,110)
Common stock repurchased, including tax withholdings for share based compensation	(415)	(303)
Payments of financing costs	(16)	—
Dividends paid	(110)	(103)
Net cash provided by (used in) financing activities	325	(186)
Effect of foreign exchange rates	(8)	—
Net increase (decrease) in cash and cash equivalents	66	(7)
Cash and cash equivalents at beginning of period	363	106
Cash and cash equivalents at end of period	$429	$99
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$131	$29
Cash paid for interest	195	178
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,404	$—	$2,404	$2,266	$—	$2,266
Re-rent revenue	55	—	55	52	—	52
Ancillary and other rental revenues:
Delivery and pick-up	—	214	214	—	203	203
Other	201	55	256	165	54	219
Total ancillary and other rental revenues	201	269	470	165	257	422
Total equipment rentals	2,660	269	2,929	2,483	257	2,740
Sales of rental equipment	—	383	383	—	388	388
Sales of new equipment	—	48	48	—	44	44
Contractor supplies sales	—	36	36	—	34	34
Service and other revenues	—	89	89	—	79	79
Total revenues	$2,660	$825	$3,485	$2,483	$802	$3,285
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2024, 73 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the three months ended March 31, 2024) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $146 and $138 as of March 31, 2024 and December 31, 2023, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2024). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the three months ended March 31, 2024, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at March 31, 2024 and December 31, 2023. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2024, and these revenues account for corresponding portions of the $2.221 billion of net accounts receivable and the associated allowance for credit losses of $174 as of March 31, 2024).
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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$169	$134
Charged to costs and expenses (1)	4	3
Charged to revenue (2)	9	13
Deductions and other (3)	(8)	(4)
Ending balance	$174	$146
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2024 or 2023 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2024 and 2023 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Acquisitions
On March 15, 2024, we completed the acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”). Yak was a leader in the North American matting industry with a fleet of approximately 600,000 hardwood, softwood, and composite mats that provide surface protection across both construction and maintenance, repair and operations (“MRO”) applications, and served customers primarily in the industrial sector across over 40 states. The acquisition is expected to:
• Provide entry into the matting market via an industry leader with established scale across fleet, operations, and talent;
• Augment exposure to the energy and power verticals, where significant investment is expected over the next several decades; and
• Enhance our one-stop-shop value proposition with immediate cross-selling opportunities to existing and new construction and MRO customers.
The acquisition date fair value of the purchase price to acquire Yak was $1.165 billion, comprised of cash and $50 of estimated contingent consideration (such amount is also the maximum possible amount due) that could become payable to the seller based on revenue attainment in the first two years after closing. The acquisition and related fees and expenses were funded through the issuance of $1.100 billion principal amount of 6 1/8 Senior Notes (see note 7 to the condensed consolidated financial statements for further information) and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The following table summarizes the net book values of the assets acquired and liabilities assumed as of the acquisition date. The initial accounting for the acquisition is incomplete, principally related to finalizing 1) the measurement of the acquired net working capital, 2) the valuation of the acquired equipment (inclusive of the completion of our usual and customary procedures to validate the existence of the acquired rental fleet) and intangible assets, 3) the impact of lease accounting, 4) the valuation of the contingent consideration noted above and 5) the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that we must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of March 31, 2024.

Accounts receivable (1)	$99
Rental equipment	152
Property and equipment	19
Operating lease right-of-use assets	6
Other assets	18
Total identifiable assets acquired	294
Accounts payable, accrued expenses and other liabilities	(104)
Operating lease liabilities	(6)
Total liabilities assumed	(110)
Net identifiable assets acquired	184
Goodwill (2)	981
Net assets acquired	$1,165

(1)The estimated fair value of accounts receivables acquired was $99, and the gross contractual amount was $102. We estimated that $3 would be uncollectible.
(2)All of the goodwill was assigned to our specialty segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition date to the balance sheet date of March 31, 2024. As such, we expect that goodwill will change materially from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of Yak's going-concern value, the value of Yak's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because the acquired Yak entities were sold as disregarded entities, the acquisition was treated as an asset purchase for income tax purposes, which resulted in the goodwill that is deductible for income tax purposes equaling the total acquired goodwill).

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. It is not practicable to reasonably estimate the amounts of revenue and earnings of Yak since the acquisition date, primarily due to the movement of fleet between URI locations and the acquired Yak locations, as well as our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the Yak acquisition as if it had been completed on January 1, 2023. The table below presents unaudited pro forma revenue information as if the Yak acquisition had been included in our consolidated results for the entire period reflected. The pro forma information is not necessarily indicative of our revenue results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma revenue information reflects the historic revenue of Yak as explained in the table below, and does not include any additional revenue opportunities following the acquisition. Pro forma revenue information is presented below for 2023, but not for 2024, as we do not yet have all the required information to determine the amount of 2024 revenue prior to the acquisition date, primarily because of the proximity of the acquisition date to March 31, 2024. Pro forma income information is also not presented, as we expect that there will be material adjustments to the values of the assets acquired, including establishing the value of the potential intangible assets, and liabilities assumed, and, as such, we cannot presently provide meaningful pro forma income information. The opening balance sheet values assigned to the Yak assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. We expect that such valuation changes could be material, primarily because of the proximity of the acquisition date to March 31, 2024. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. In future periods, we expect to provide pro forma revenue and income information for both 2024 and 2023.

Three Months Ended
March 31,
2023
United Rentals historic revenue	$3,285
Yak historic revenue (1)	91
Pro forma revenue	3,376
(1)Yak revenue reflects only the historical results of the entities being acquired, and includes an estimate of revenue from mat rentals to a commonly controlled entity that were eliminated in consolidation by Yak.

During 2024 and 2023, we completed other acquisitions that were not significant individually or in the aggregate. See the condensed consolidated statements of cash flows for the total cash outflow for purchases of other companies (including Yak), net of cash acquired.

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
The specialty segment, which, as noted above, is a single division that is both an operating segment and a reportable segment, rents products (and provides setup and other services on such rented equipment) including i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, iv) mobile storage equipment and modular office space and v) surface protection mats. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended March 31, 2024
Equipment rentals	$2,070	$859	$2,929
Sales of rental equipment	346	37	383
Sales of new equipment	29	19	48
Contractor supplies sales	20	16	36
Service and other revenues	81	8	89
Total revenue	2,546	939	3,485
Depreciation and amortization expense	574	112	686
Equipment rentals gross profit	681	422	1,103
Capital expenditures (1)	506	147	653
Three Months Ended March 31, 2023
Equipment rentals	$2,018	$722	$2,740
Sales of rental equipment	350	38	388
Sales of new equipment	18	26	44
Contractor supplies sales	21	13	34
Service and other revenues	72	7	79
Total revenue	2,479	806	3,285
Depreciation and amortization expense	577	116	693
Equipment rentals gross profit	663	340	1,003
Capital expenditures (1)	683	187	870
 ___________________
(1)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable as of March 31, 2024 and December 31, 2023 included $158 and

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

$74, respectively, of amounts due but unpaid for purchases of rental equipment. The net impact of accrued purchases of rental equipment was not material for the three months ended March 31, 2023.

	March 31, 2024	December 31, 2023
Total reportable segment assets
General rentals	$20,203	$20,411
Specialty (1)	6,455	5,178
Total assets	$26,658	$25,589
  ___________________
(1)The increase in the specialty segment assets primarily reflects the impact of the Yak acquisition discussed in note 3 to the condensed consolidated financial statements.
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2024	2023
Total equipment rentals gross profit	$1,103	$1,003
Gross profit from other lines of business	243	238
Selling, general and administrative expenses	(389)	(382)
Restructuring charge (1)	(1)	(1)
Non-rental depreciation and amortization	(104)	(118)
Interest expense, net	(160)	(150)
Other income, net	3	4
Income before provision for income taxes	$695	$594
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. As of March 31, 2024, there were no open restructuring programs.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2024:

	General rentals	Specialty	Total
Balance at January 1, 2024 (1)	$4,775	$1,165	$5,940
Goodwill related to acquisitions (2)	2	934	936
Foreign currency translation and other adjustments	(4)	(9)	(13)
Balance at March 31, 2024 (1)	$4,773	$2,090	$6,863

_________________
(1)The total carrying amount of goodwill for all periods in the table above is reflected net of $1.557 billion of accumulated impairment charges, which were primarily recorded in our general rentals segment.
(2)Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period. The goodwill related to acquisitions above primarily reflects the March 2024 acquisition of Yak, which is discussed note 3 to our condensed consolidated financial statements.
Other intangible assets were comprised of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$171	$63	$108
Customer relationships	6 years	$2,523	$1,967	$556
Trade names and associated trademarks	2 years	$8	$6	$2

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$58	$118
Customer relationships	6 years	$2,468	$1,919	$549
Trade names and associated trademarks	2 years	$9	$6	$3
As discussed in note 3 to our condensed consolidated financial statements, in March 2024, we completed the acquisition of Yak. We have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of March 31, 2024. As such, we have not yet recorded, as of March 31, 2024, any intangible assets associated with the acquisition.
Amortization expense for other intangible assets was $60 and $79 for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2024	$162
2025	177
2026	132
2027	87
2028	45
Thereafter	63
Total	$666
6. Fair Value Measurements
As of March 31, 2024 and December 31, 2023, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of March 31, 2024 and December 31, 2023. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2024 and December 31, 2023 have been calculated based upon available market information, and were as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,813	$8,466	$7,720	$7,442
7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2024	December 31, 2023
Repurchase facility expiring 2024 (1)	$—	$100
Accounts receivable securitization facility expiring 2024 (1) (2)	1,021	1,300
$4.25 billion ABL facility expiring 2027 (1)	1,371	1,261
Term loan facility expiring 2031 (1) (3)	990	945
5 1/2 percent Senior Notes due 2027	498	498
3 7/8 percent Senior Secured Notes due 2027	746	745
4 7/8 percent Senior Notes due 2028 (4)	1,665	1,665
6 percent Senior Secured Notes due 2029	1,488	1,488
5 1/4 percent Senior Notes due 2030	745	745
4 percent Senior Notes due 2030	745	744
3 7/8 percent Senior Notes due 2031	1,092	1,091
3 3/4 percent Senior Notes due 2032	744	744
6 1/8 percent Senior Notes due 2034 (5)	1,090	—
Finance leases	210	192
Total debt	12,405	11,518
Less short-term portion (6)	(1,087)	(1,465)
Total long-term debt	$11,318	$10,053
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2024. The repurchase facility is not included below because there were no borrowings under it during the three months ended March 31, 2024. The repurchase facility expires on June 14, 2024, and may be extended by the mutual consent of the parties to the repurchase facility agreement. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,853	$279	$—
Letters of credit	18
Interest rate at March 31, 2024	6.5%	6.3%	7.1%
Average month-end debt outstanding	1,346	1,093	983
Weighted-average interest rate on average debt outstanding	6.5%	6.3%	7.1%
Maximum month-end debt outstanding	1,457	1,132	1,000
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2024, there were $1.348 billion of receivables, net of applicable reserves and other deductions, in the collateral pool. The accounts receivable securitization facility expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
(3)In February 2024, the term loan facility was amended, primarily to extend the maturity date to February 14, 2031 and to increase the facility size to $1.000 billion (at the time of the amendment, the facility size was $948).
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of March 31, 2024, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.661 billion and one with a book value of $4.
(5)In March 2024, URNA issued $1.100 billion aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”) which are due March 15, 2034. The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 6 1/8 percent Notes may be redeemed on or after March 15, 2029, at specified redemption prices that range from 103.063 percent in 2029, to 100 percent in 2032 and thereafter, in each case, plus accrued and unpaid interest, if any. At any time prior to March 15, 2029, URNA may, at its option, redeem some or all of the 6 1/8 percent Notes at a redemption price equal to 100 percent of the aggregate principal amount of the notes to be

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to March 15, 2027, up to 40 percent of the aggregate principal amount of the 6 1/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 106.125 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 6 1/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
(6)Short-term debt primarily reflects borrowings under the accounts receivable securitization and repurchase facilities and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of March 31, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income available to common stockholders	542	451
Denominator:
Denominator for basic earnings per share—weighted-average common shares	67,213	69,414
Effect of dilutive securities:
Employee stock options	3	4
Restricted stock units	201	327
Denominator for diluted earnings per share—adjusted weighted-average common shares	67,417	69,745
Basic earnings per share	$8.06	$6.50
Diluted earnings per share	$8.04	$6.47

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in March 2024, URNA issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.6 percent and 1.4 percent for the three months ended March 31, 2024 and the year ended December 31, 2021, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may continue to be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,600 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $20.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2024.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak in March 2024, which is discussed in note 3 to our condensed consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals") in December 2022. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2024, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Issued $1.1 billion aggregate principal amount of 6 1/8 percent Senior Notes due 2034. The issued debt, together with drawings on our ABL facility, was used to fund the Yak acquisition that is discussed in note 3 to the condensed consolidated financial statements; and
•Amended our term loan facility, primarily to extend the maturity date to February 2031 and to increase the facility size to $1.0 billion.
As of March 31, 2024, we had available liquidity of $3.561 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $125 under the $1.5 billion program through March 31, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $3 year-to-date through March 31, 2024.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the three months ended March 31, 2024 and 2023, we paid dividends totaling $110 ($1.63 per share) and $103 ($1.48 per share), respectively. On April 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on May 22, 2024 to stockholders of record on May 8, 2024.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2024	2023
Net income	$542	$451
Diluted earnings per share	$8.04	$6.47
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2024		2023
Tax rate applied to items below	25.2%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(33)	$(0.49)	$(49)	$(0.70)
Impact on depreciation related to acquired fleet and property and equipment (2)	(27)	(0.40)	(22)	(0.32)
Impact of the fair value mark-up of acquired fleet (3)	(13)	(0.19)	(31)	(0.44)
Restructuring charge (4)	(1)	(0.01)	(1)	(0.02)
Asset impairment charge (5)	—	(0.01)	—	—
Loss on repurchase/redemption/amendment of debt securities	(1)	(0.01)	—	—

(1)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the "major acquisitions," each of which had annual revenues of over $200 prior to acquisition). The decrease in 2024 primarily reflects the impact of reduced amortization associated with the December 2022 acquisition of Ahern Rentals.
(2)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The decrease in 2024 primarily reflects decreased sales of rental equipment acquired in the Ahern Rentals acquisition.
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
(5)This reflects write-offs of leasehold improvements and other fixed assets.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023
Net income	$542	$451
Provision for income taxes	153	143
Interest expense, net	160	150
Depreciation of rental equipment	582	575
Non-rental depreciation and amortization	104	118
EBITDA	$1,541	$1,437
Restructuring charge (1)	1	1
Stock compensation expense, net (2)	28	24
Impact of the fair value mark-up of acquired fleet (3)	17	41
Adjusted EBITDA	$1,587	$1,503
Net income margin	15.6%	13.7%
Adjusted EBITDA margin	45.5%	45.8%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$1,029	$939
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(4)
Gain on sales of rental equipment	187	190
Gain on sales of non-rental equipment	3	4
Insurance proceeds from damaged equipment	13	9
Restructuring charge (1)	(1)	(1)
Stock compensation expense, net (2)	(28)	(24)
Loss on repurchase/redemption/amendment of debt securities	(1)	—
Changes in assets and liabilities	17	117
Cash paid for interest	195	178
Cash paid for income taxes, net	131	29
EBITDA	$1,541	$1,437
Add back:
Restructuring charge (1)	1	1
Stock compensation expense, net (2)	28	24
Impact of the fair value mark-up of acquired fleet (3)	17	41
Adjusted EBITDA	$1,587	$1,503
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
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The decrease in 2024 primarily reflects decreased sales of rental equipment acquired in the Ahern Rentals acquisition.

For the three months ended March 31, 2024, net income increased $91, or 20.2 percent, and net income margin increased 190 basis points to 15.6 percent. For the three months ended March 31, 2024, adjusted EBITDA increased $84, or 5.6 percent, and adjusted EBITDA margin decreased 30 basis points to 45.5 percent.
The year-over-year increase in net income margin primarily reflects higher gross margin from equipment rentals, and reductions in selling, general and administrative ("SG&A") and non-rental depreciation and amortization expenses as a percentage of revenue. Equipment rentals gross margin increased 110 basis points from 2023, primarily due to decreased depreciation expense as a percentage of revenue. The favorable margin impact of SG&A expense primarily reflects decreases in certain discretionary expenses, including travel and entertainment, while the margin impact of non-rental depreciation and amortization expense includes decreased amortization expense associated with the Ahern Rentals acquisition.
The year-over-year decrease in adjusted EBITDA margin primarily reflects a 620 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), partially offset by reduced SG&A expense as a percentage of revenue. The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the continued normalization of used equipment pricing. The favorable margin impact of SG&A expense primarily reflects decreases in certain discretionary expenses, including travel and entertainment.
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

	Three Months Ended March 31,
	2024	2023	Change
Equipment rentals*	$2,929	$2,740	6.9%
Sales of rental equipment	383	388	(1.3)%
Sales of new equipment	48	44	9.1%
Contractor supplies sales	36	34	5.9%
Service and other revenues	89	79	12.7%
Total revenues	$3,485	$3,285	6.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			3.6%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			4.0%
Contribution from ancillary and re-rent revenue (3)			0.8%
Total change in equipment rentals			6.9%
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
For the three months ended March 31, 2024, total revenues of $3.485 billion increased 6.1 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended March 31, 2024). Equipment rentals increased $189, or 6.9 percent, primarily due to a 4.0 percent increase in fleet productivity, which reflects broad-based strength of demand across our end-markets, and a 3.6 percent increase in average OEC. Sales of rental equipment did not change significantly year-over-year.

Results of Operations
As discussed in note 4 to our condensed consolidated financial statements, our reportable segments are general rentals and specialty. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment rents products (and provides setup and other services on such rented equipment) including i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, iv) mobile storage equipment and modular office space and v) surface protection mats. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a limited presence in Europe, Australia and New Zealand.
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended March 31, 2024, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2024
Equipment rentals	$2,070	$859	$2,929
Sales of rental equipment	346	37	383
Sales of new equipment	29	19	48
Contractor supplies sales	20	16	36
Service and other revenues	81	8	89
Total revenue	$2,546	$939	$3,485
Three Months Ended March 31, 2023
Equipment rentals	$2,018	$722	$2,740
Sales of rental equipment	350	38	388
Sales of new equipment	18	26	44
Contractor supplies sales	21	13	34
Service and other revenues	72	7	79
Total revenue	$2,479	$806	$3,285
Equipment rentals represented 84 percent of total revenues for the three months ended March 31, 2024. For the three months ended March 31, 2024, equipment rentals of $2.929 billion increased $189, or 6.9 percent, as compared to the same period in 2023, primarily due to a 4.0 percent increase in fleet productivity, which reflects broad-based strength of demand across our end-markets, and a 3.6 percent increase in average OEC.
For the three months ended March 31, 2024, equipment rentals represented 81 percent of total revenues for the general rentals segment. For the three months ended March 31, 2024, general rentals equipment rentals increased $52, or 2.6 percent, as compared to the same period in 2023, primarily reflecting broad-based strength of demand across our end-markets.
For the three months ended March 31, 2024, equipment rentals represented 91 percent of total revenues for the specialty segment. For the three months ended March 31, 2024, specialty equipment rentals increased $137, or 19.0 percent, as compared to the same period in 2023, primarily due to strong demand across our end-markets and increased average OEC.
Sales of rental equipment. For the three months ended March 31, 2024, sales of rental equipment represented approximately 11 percent of our total revenues. For the three months ended March 31, 2024, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the three months ended March 31, 2024, sales of new equipment represented approximately 1 percent of our total revenues. For the three months ended March 31, 2024, sales of new equipment did not change significantly year-over-year.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2024, contractor supplies sales represented approximately 1 percent of our total revenues. For the three months ended March 31, 2024, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2024, service and other revenues represented approximately 3 percent of our total revenues. For the three months ended March 31, 2024, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2024
Equipment Rentals Gross Profit	$681	$422	$1,103
Equipment Rentals Gross Margin	32.9%	49.1%	37.7%
Three Months Ended March 31, 2023
Equipment Rentals Gross Profit	$663	$340	$1,003
Equipment Rentals Gross Margin	32.9%	47.1%	36.6%
General rentals. For the three months ended March 31, 2024, equipment rentals gross profit increased by $18, and equipment rentals gross margin was flat, year-over-year.
Specialty. For the three months ended March 31, 2024, equipment rentals gross profit increased by $82, and equipment rentals gross margin increased by 200 basis points, year-over-year. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2024	2023	Change
Total gross margin	38.6%	37.8%	80 bps
Equipment rentals	37.7%	36.6%	110 bps
Sales of rental equipment	48.8%	49.0%	(20) bps
Sales of new equipment	20.8%	18.2%	260 bps
Contractor supplies sales	30.6%	29.4%	120 bps
Service and other revenues	39.3%	38.0%	130 bps
For the three months ended March 31, 2024, total gross margin increased 80 basis points from the same period in 2023. Equipment rentals gross margin increased 110 basis points from 2023, primarily due to decreased depreciation expense as a percentage of revenue. Gross margin from sales of rental equipment did not change significantly from the same period in 2023. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended March 31, 2024).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended March 31,
	2024	2023	Change
Selling, general and administrative ("SG&A") expense	$389	$382	1.8%
SG&A expense as a percentage of revenue	11.2%	11.6%	(40) bps
Restructuring charge	1	1	—%
Non-rental depreciation and amortization	104	118	(11.9)%
Interest expense, net	160	150	6.7%
Other income, net	(3)	(4)	(25.0)%
Provision for income taxes	153	143	7.0%
Effective tax rate	22.0%	24.1%	(210) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended March 31, 2024 decreased from the same period in 2023 primarily due to decreases in certain discretionary expenses, including travel and entertainment.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $381. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $20 as of March 31, 2024.
Non-rental depreciation and amortization includes i) the amortization of other intangible assets and ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. The year-over-year decrease in non-rental depreciation and amortization for the three months ended March 31, 2024 primarily reflected a reduction in amortization expense associated with the Ahern Rentals acquisition.
Interest expense, net for the three months ended March 31, 2024 increased 6.7 percent year-over-year, primarily reflecting increased average debt, including the debt issued to partially fund the Yak acquisition discussed above, and higher variable debt interest rates. The weighted average interest rates on our variable debt instruments were 6.6 percent and 5.9 percent for the three months ended March 31, 2024 and 2023, respectively.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2024 and 2023 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges. The year-over-year decrease in the effective tax rate for the three months ended March 31, 2024 primarily reflected decreased average state tax rates.
Balance sheet. Goodwill increased by $923, or 15.5 percent, from December 31, 2023 to March 31, 2024, primarily due to the impact of the Yak acquisition, as discussed in note 3 to the condensed consolidated financial statements. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 7 to the condensed consolidated financial statements for further information on debt changes.

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
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $125 under the $1.5 billion program through March 31, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $3 year-to-date through March 31, 2024. Since 2012, we have repurchased a total of $6.343 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of eight programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the three months ended March 31, 2024 and 2023, we paid dividends totaling $110 ($1.63 per share) and $103 ($1.48 per share), respectively. On April 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on May 22, 2024 to stockholders of record on May 8, 2024.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2024, we had cash and cash equivalents of $429. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2024:

ABL facility:
Borrowing capacity, net of letters of credit	$2,853
Outstanding debt, net of debt issuance costs	1,371
Interest rate at March 31, 2024	6.5%
Average month-end principal amount of debt outstanding	1,346
Weighted-average interest rate on average debt outstanding	6.5%
Maximum month-end principal amount of debt outstanding	1,457
Accounts receivable securitization facility (1):
Borrowing capacity	279
Outstanding debt, net of debt issuance costs	1,021
Interest rate at March 31, 2024	6.3%
Average month-end principal amount of debt outstanding	1,093
Weighted-average interest rate on average debt outstanding	6.3%
Maximum month-end principal amount of debt outstanding	1,132
_________________
(1)    The accounts receivable securitization facility expires on June 24, 2024 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases, (vi) dividends and (vii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance leases (1)	$1,077	$65	$52	$2,664	$1,688	$6,937	$12,483
Interest due on debt (2)	469	602	601	533	371	854	3,430
Operating leases (1)	239	286	248	197	144	312	1,426
Purchase obligations (3)	3,843	28	—	—	—	—	3,871
Total	$5,628	$981	$901	$3,394	$2,203	$8,103	$21,210
_________________
(1)    The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 7 to the condensed consolidated financial statements for further debt information.
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of March 31, 2024.
(3)    As of March 31, 2024, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2024.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 22, 2024 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization, term loan and repurchase facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the three months ended March 31, 2024, we (i) generated cash from operating activities of $1.029 billion, (ii) generated cash from the sale of rental and non-rental equipment of $396 and (iii) received cash from debt proceeds, net of payments, of $866. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $569, (ii) purchase other companies for $1.118 billion, (iii) purchase shares of our common stock for $415 and (iv) pay dividends of $110. During the three months ended March 31, 2023, we (i) generated cash from operating activities of $939, (ii) generated cash from the sale of rental and non-rental equipment of $400 and (iii) received cash from debt proceeds, net of payments, of $220. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $870, (ii) purchase other companies for $299, (iii) purchase shares of our common stock for $303 and (iv) pay dividends of $103.
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

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$1,029	$939
Payments for purchases of rental equipment	(511)	(797)
Payments for purchases of non-rental equipment and intangible assets	(58)	(73)
Proceeds from sales of rental equipment	383	388
Proceeds from sales of non-rental equipment	13	12
Insurance proceeds from damaged equipment	13	9
Free cash flow	$869	$478
Free cash flow for the three months ended March 31, 2024 was $869, an increase of $391 as compared to $478 for the three months ended March 31, 2023. The increase in free cash flow primarily reflected lower payments for net rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment), which decreased $281, or 69 percent, year-over-year, and increased net cash provided by operating activities.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2024, the indebtedness of our non-guarantors was comprised of (i) $1.021 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $86 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $9 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2024
Current receivable from non-guarantor subsidiaries	$4
Other current assets	386
Total current assets	390
Long-term receivable from non-guarantor subsidiaries	100
Other long-term assets	21,640
Total long-term assets	21,740
Total assets	22,130
Current liabilities	2,147
Long-term liabilities	14,804
Total liabilities	16,951
Three Months Ended March 31, 2024
Total revenues	$3,175
Gross profit	1,246
Net income	495

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2024, we had an aggregate of $3.4 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2024 under these facilities. As of March 31, 2024, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $25 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2024, we had an aggregate of $9.0 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2024 would increase the fair value of our fixed rate indebtedness by approximately 5 percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the three months ended March 31, 2024, our foreign subsidiaries accounted for $310, or 9 percent, of our total revenue of $3.485 billion, and $50, or 7 percent, of our total pretax income of $695. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 8 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2023 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2023 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2024 to January 31, 2024	122,211	(1)	$563.68	98,889
February 1, 2024 to February 29, 2024	92,211	(1)	$651.92	91,553
March 1, 2024 to March 31, 2024	411,453	(1)	$695.41	373,885
Total	625,875		$663.28	564,327	$1,374,999,648
(1)In January 2024, February 2024 and March 2024, 23,322, 658 and 37,568 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On October 24, 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. On January 24, 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We intend to repurchase a total of $1.25 billion under the $1.5 billion program in 2024, and then complete the program by the end of the first quarter of 2025. The shares purchased in the table above reflect shares purchased under both the $1.25 billion and $1.5 billion programs, while the remaining authorization above only reflects the open $1.5 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $3 million year-to-date through March 31, 2024.

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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4(a)
Indenture for the 6 1/8 percent Senior Notes due 2034, dated as of March 11, 2024, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on March 11, 2024)

10(a)
Amendment and Restatement Agreement, dated as of February 14, 2024, among United Rentals, Inc., United Rentals (North America), Inc. and certain other subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on February 14, 2024)

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-K for the fiscal year ended December 31, 2023)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 24, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 24, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer