Form 10-Q
period 2024-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2024-07-24
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 22, 2024, there were 66,135,871 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
•our significant indebtedness (which totaled $12.9 billion at June 30, 2024) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$467	$363
Accounts receivable, net	2,260	2,230
Inventory	219	205
Prepaid expenses and other assets	273	135
Total current assets	3,219	2,933
Rental equipment, net	14,685	14,001
Property and equipment, net	958	903
Goodwill	6,749	5,940
Other intangible assets, net	744	670
Operating lease right-of-use assets	1,211	1,099
Other long-term assets	47	43
Total assets	$27,613	$25,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,369	$1,465
Accounts payable	1,349	905
Accrued expenses and other liabilities	1,251	1,267
Total current liabilities	3,969	3,637
Long-term debt	11,520	10,053
Deferred taxes	2,672	2,701
Operating lease liabilities	988	895
Other long-term liabilities	183	173
Total liabilities	19,332	17,459
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,109,208 and 66,235,191 shares issued and outstanding, respectively, at June 30, 2024 and 115,010,396 and 67,269,577 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	2,664	2,650
Retained earnings	12,630	11,672
Treasury stock at cost—48,874,017 and 47,740,819 shares at June 30, 2024 and December 31, 2023, respectively	(6,722)	(5,965)
Accumulated other comprehensive loss	(292)	(228)
Total stockholders’ equity	8,281	8,130
Total liabilities and stockholders’ equity	$27,613	$25,589
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Equipment rentals	$3,215	$2,981	$6,144	$5,721
Sales of rental equipment	365	382	748	770
Sales of new equipment	61	70	109	114
Contractor supplies sales	42	37	78	71
Service and other revenues	90	84	179	163
Total revenues	3,773	3,554	7,258	6,839
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,322	1,216	2,566	2,378
Depreciation of rental equipment	608	592	1,190	1,167
Cost of rental equipment sales	192	186	388	384
Cost of new equipment sales	49	58	87	94
Cost of contractor supplies sales	29	26	54	50
Cost of service and other revenues	55	51	109	100
Total cost of revenues	2,255	2,129	4,394	4,173
Gross profit	1,518	1,425	2,864	2,666
Selling, general and administrative expenses	404	378	793	760
Restructuring charge	1	18	2	19
Non-rental depreciation and amortization	109	104	213	222
Operating income	1,004	925	1,856	1,665
Interest expense, net	173	161	333	311
Other income, net	(4)	(8)	(7)	(12)
Income before provision for income taxes	835	772	1,530	1,366
Provision for income taxes	199	181	352	324
Net income	$636	$591	$1,178	$1,042
Basic earnings per share	$9.56	$8.60	$17.62	$15.09
Diluted earnings per share	$9.54	$8.58	$17.57	$15.04
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$636	$591	$1,178	$1,042
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(13)	23	(64)	24
Fixed price diesel swaps	—	—	—	(1)
Other comprehensive (loss) income (1)	(13)	23	(64)	23
Comprehensive income	$623	$614	$1,114	$1,065
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2024 or 2023. There were no material taxes associated with other comprehensive income (loss) during 2024 or 2023.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at March 31, 2024	67	$1	$2,638	$12,103	48	$(6,343)	$(279)
Net income				636
Dividends declared (3)				(109)
Foreign currency translation adjustments							(13)
Stock compensation expense, net	—		27
Tax withholding for share based compensation	—		(1)
Repurchase of common stock	(1)				1	(379)
Balance at June 30, 2024	66	$1	$2,664	$12,630	49	$(6,722)	$(292)

	Three Months Ended June 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at March 31, 2023	69	$1	$2,598	$10,003	46	$(5,208)	$(264)
Net income				591
Dividends declared (3)				(101)
Foreign currency translation adjustments							23
Stock compensation expense, net	—		25
Tax withholding for share based compensation	—		(2)
Repurchase of common stock	(1)				1	(252)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)

	Six Months Ended June 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				1,178
Dividends declared (3)				(220)
Foreign currency translation adjustments							(64)
Stock compensation expense, net	—		55
Tax withholding for share based compensation	—		(41)
Repurchase of common stock	(1)				1	(757)
Balance at June 30, 2024	66	$1	$2,664	$12,630	49	$(6,722)	$(292)

	Six Months Ended June 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				1,042
Dividends declared (3)				(205)
Foreign currency translation adjustments							24
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		49
Tax withholding for share based compensation	—		(54)
Repurchase of common stock	(2)				2	(503)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2023.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)We declared dividends of $1.63 and $1.48 per share during the three months ended June 30, 2024 and 2023, respectively, and $3.26 and $2.96 per share during the six months ended June 30, 2024 and 2023, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$1,178	$1,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,403	1,389
Amortization of deferred financing costs and original issue discounts	7	7
Gain on sales of rental equipment	(360)	(386)
Gain on sales of non-rental equipment	(8)	(10)
Insurance proceeds from damaged equipment	(24)	(19)
Stock compensation expense, net	55	49
Restructuring charge	2	19
Loss on repurchase/redemption/amendment of debt securities	1	—
(Decrease) increase in deferred taxes	(32)	53
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	66	(115)
(Increase) decrease in inventory	(7)	5
(Increase) decrease in prepaid expenses and other assets	(90)	134
Increase in accounts payable	250	205
Decrease in accrued expenses and other liabilities	(147)	(145)
Net cash provided by operating activities	2,294	2,228
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(1,866)	(2,048)
Payments for purchases of non-rental equipment and intangible assets	(165)	(179)
Proceeds from sales of rental equipment	748	770
Proceeds from sales of non-rental equipment	30	28
Insurance proceeds from damaged equipment	24	19
Purchases of other companies, net of cash acquired	(1,234)	(418)
Purchases of investments	(3)	—
Net cash used in investing activities	(2,466)	(1,828)
Cash Flows From Financing Activities:
Proceeds from debt	6,911	4,488
Payments of debt	(5,597)	(4,007)
Common stock repurchased, including tax withholdings for share based compensation	(791)	(554)
Payments of financing costs	(17)	—
Dividends paid	(219)	(205)
Net cash provided by (used in) financing activities	287	(278)
Effect of foreign exchange rates	(11)	(1)
Net increase in cash and cash equivalents	104	121
Cash and cash equivalents at beginning of period	363	106
Cash and cash equivalents at end of period	$467	$227
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$606	$212
Cash paid for interest	317	305
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,604	$—	$2,604	$2,461	$—	$2,461
Re-rent revenue	58	—	58	56	—	56
Ancillary and other rental revenues:
Delivery and pick-up	—	267	267	—	238	238
Other	241	45	286	185	41	226
Total ancillary and other rental revenues	241	312	553	185	279	464
Total equipment rentals	2,903	312	3,215	2,702	279	2,981
Sales of rental equipment	—	365	365	—	382	382
Sales of new equipment	—	61	61	—	70	70
Contractor supplies sales	—	42	42	—	37	37
Service and other revenues	—	90	90	—	84	84
Total revenues	$2,903	$870	$3,773	$2,702	$852	$3,554

	Six Months Ended June 30,
		2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$5,008	$—	$5,008	$4,727	$—	$4,727
Re-rent revenue	113	—	113	108	—	108
Ancillary and other rental revenues:
Delivery and pick-up	—	481	481	—	441	441
Other	442	100	542	350	95	445
Total ancillary and other rental revenues	442	581	1,023	350	536	886
Total equipment rentals	5,563	581	6,144	5,185	536	5,721
Sales of rental equipment	—	748	748	—	770	770
Sales of new equipment	—	109	109	—	114	114
Contractor supplies sales	—	78	78	—	71	71
Service and other revenues	—	179	179	—	163	163
Total revenues	$5,563	$1,695	$7,258	$5,185	$1,654	$6,839
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2024, 72 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the six months ended June 30, 2024) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $155 and $138 as of June 30, 2024 and December 31, 2023, respectively.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2024). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the six months ended June 30, 2024, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at June 30, 2024 and December 31, 2023. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2024, and these revenues account for corresponding portions of the $2.260 billion of net accounts receivable and the associated allowance for credit losses of $176 as of June 30, 2024).
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

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$174	$146	$169	$134
Charged to costs and expenses (1)	3	2	7	5
Charged to revenue (2)	14	8	23	21
Deductions and other (3)	(15)	(9)	(23)	(13)
Ending balance	$176	$147	$176	$147
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2024 or 2023 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and six months ended June 30, 2024 and 2023 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024.

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
The acquisition date fair value of the purchase price to acquire Yak was $1.156 billion, comprised of cash and $39 of estimated contingent consideration ($50 is the maximum amount of contingent consideration) that could become payable to the seller based on revenue attainment in the first two years after closing. The acquisition and related fees and expenses were funded through the issuance of $1.100 billion principal amount of 6 1/8 Senior Notes (see note 7 to the condensed consolidated financial statements for further information) and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The following table summarizes the net book values of the assets acquired and liabilities assumed as of the acquisition date. The initial accounting for the acquisition is incomplete, principally related to finalizing 1) the measurement of the acquired net working capital, 2) the valuation of the acquired equipment (inclusive of the completion of our usual and customary procedures to validate the existence of the acquired rental fleet) and intangible assets, 3) the impact of lease accounting, 4) the valuation of the contingent consideration noted above and 5) the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that we must obtain to finalize the valuations of the assets acquired and liabilities assumed. During the three months ended June 30, 2024, we recognized measurement period adjustments primarily to establish preliminary values for intangibles assets, which also resulted in a reduction in goodwill from the previously reported preliminary amount.

Accounts receivable (1)	$99
Inventory	8
Rental equipment	143
Property and equipment	32
Intangible assets (customer relationships) (2)	150
Operating lease right-of-use assets	6
Other assets	17
Total identifiable assets acquired	455
Accounts payable, accrued expenses and other liabilities	(103)
Operating lease liabilities	(6)
Total liabilities assumed	(109)
Net identifiable assets acquired	346
Goodwill (3)	810
Net assets acquired	$1,156

     ___________________
(1)The estimated fair value of accounts receivables acquired was $99, and the gross contractual amount was $102. We estimated that $3 would be uncollectible.
(2)The customer relationships are being amortized over a 6 year life.
(3)All of the goodwill was assigned to our specialty segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed. As such, we expect that goodwill will change from the amount noted above. Once finalized, we expect that the goodwill that results from the acquisition will be

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

primarily reflective of Yak's going-concern value, the value of Yak's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because the acquired Yak entities were sold as disregarded entities, the acquisition was treated as an asset purchase for income tax purposes, which resulted in the goodwill that is deductible for income tax purposes equaling the total acquired goodwill).
The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. The total post-acquisition revenue attributable to the acquired Yak locations was $87 and $102 for the three and six months ended June 30, 2024, respectively. It is not practicable to reasonably estimate the amount of earnings of Yak since the acquisition date, primarily due to our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the Yak acquisition as if it had been completed on January 1, 2023. Pro forma information for the three months ended June 30, 2024 is excluded from the presentation below because Yak was included in our results for the entire period. The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of Yak at their respective fair values and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The table below presents unaudited pro forma consolidated income statement information as if Yak had been included in our consolidated results for the entire periods reflected:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2024	2023
United Rentals historic revenue (1)	$3,554	$7,258	$6,839
Yak historic revenue (2)	93	97	184
Pro forma revenue (1)	3,647	7,355	7,023
United Rentals historic pretax income	772	1,530	1,366
Yak historic pretax (loss) income	(9)	10	77
Combined pretax income	763	1,540	1,443
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (3)	(2)	(1)	(4)
Intangible asset amortization (4)	(4)	(2)	(9)
Interest expense (5)	(17)	(14)	(34)
Elimination of historic interest (6)	16	11	39
Elimination of refinancing transactions (7)	1	(40)	(101)
Transaction bonuses and other (8)	1	22	2
Pro forma pretax income	$758	$1,516	$1,336
___________________
(1)United Rentals historic revenue for the six months ended June 30, 2024 includes the post-acquisition revenue attributable to the acquired Yak locations of $102 that is discussed above. Pro forma revenue for the six months ended June 30, 2024 includes $199 of pre/post-acquisition revenue from the acquired Yak locations, comprised of $97 of historic Yak revenue and $102 of post-acquisition revenue attributable to the acquired Yak locations.
(2)Yak revenue reflects only the historical results of the entities being acquired, and includes an estimate of revenue from mat rentals to a commonly controlled entity that were eliminated in consolidation by Yak.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(3)Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of the equipment acquired in the Yak acquisition. There were no material changes to the useful lives and salvage values of the acquired equipment.
(4)Intangible asset amortization was adjusted to include amortization of the acquired intangible assets.
(5)As discussed above, the acquisition and related fees and expenses were funded through the issuance of senior notes and drawings on our ABL facility. Interest expense was adjusted to reflect interest on the debt used to finance the acquisition.
(6)Historic interest on debt that is not part of the combined entity was eliminated.
(7)Reflects gains on the extinguishment of debt, net of refinancing transaction expenses.
(8)Primarily reflects bonuses paid in connection with the acquisition.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended June 30, 2024
Equipment rentals	$2,209	$1,006	$3,215
Sales of rental equipment	313	52	365
Sales of new equipment	27	34	61
Contractor supplies sales	23	19	42
Service and other revenues	81	9	90
Total revenue	2,653	1,120	3,773
Depreciation and amortization expense	541	176	717
Equipment rentals gross profit	802	483	1,285
Three Months Ended June 30, 2023
Equipment rentals	$2,189	$792	$2,981
Sales of rental equipment	342	40	382
Sales of new equipment	24	46	70
Contractor supplies sales	23	14	37
Service and other revenues	75	9	84
Total revenue	2,653	901	3,554
Depreciation and amortization expense	580	116	696
Equipment rentals gross profit	788	385	1,173
Six Months Ended June 30, 2024
Equipment rentals	$4,279	$1,865	$6,144
Sales of rental equipment	659	89	748
Sales of new equipment	56	53	109
Contractor supplies sales	43	35	78
Service and other revenues	162	17	179
Total revenue	5,199	2,059	7,258
Depreciation and amortization expense	1,115	288	1,403
Equipment rentals gross profit	1,483	905	2,388
Capital expenditures (1)	1,658	523	2,181
Six Months Ended June 30, 2023
Equipment rentals	$4,207	$1,514	$5,721
Sales of rental equipment	692	78	770
Sales of new equipment	42	72	114
Contractor supplies sales	44	27	71
Service and other revenues	147	16	163
Total revenue	5,132	1,707	6,839
Depreciation and amortization expense	1,157	232	1,389
Equipment rentals gross profit	1,451	725	2,176
Capital expenditures (1)	1,766	461	2,227
 ___________________
(1)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable as of June 30, 2024 and December 31, 2023 included $224 and $74, respectively, of amounts due but unpaid for purchases of rental equipment. The net impact of accrued purchases of rental equipment was not material for the six months ended June 30, 2023.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2024	December 31, 2023
Total reportable segment assets
General rentals	$20,804	$20,411
Specialty (1)	6,809	5,178
Total assets	$27,613	$25,589
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
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total equipment rentals gross profit	$1,285	$1,173	$2,388	$2,176
Gross profit from other lines of business	233	252	476	490
Selling, general and administrative expenses	(404)	(378)	(793)	(760)
Restructuring charge (1)	(1)	(18)	(2)	(19)
Non-rental depreciation and amortization	(109)	(104)	(213)	(222)
Interest expense, net	(173)	(161)	(333)	(311)
Other income, net	4	8	7	12
Income before provision for income taxes	$835	$772	$1,530	$1,366
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals, Inc. As of June 30, 2024, there were no open restructuring programs.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2024:

	General rentals	Specialty	Total
Balance at January 1, 2024 (1)	$4,775	$1,165	$5,940
Goodwill related to acquisitions (2)	5	820	825
Foreign currency translation and other adjustments	(7)	(9)	(16)
Balance at June 30, 2024 (1)	$4,773	$1,976	$6,749

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
Other intangible assets were comprised of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$169	$70	$99
Customer relationships	6 years	$2,666	$2,023	$643
Trade names and associated trademarks	2 years	$8	$6	$2

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$58	$118
Customer relationships	6 years	$2,468	$1,919	$549
Trade names and associated trademarks	2 years	$9	$6	$3
Our other intangibles assets, net at June 30, 2024 includes the assets in the table below associated with the acquisition of Yak that is discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets. The customer relationships are being amortized using the sum of the years' digits method, and we believe that this method best reflects the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	June 30, 2024
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	6 years	139
Amortization expense for other intangible assets was $66 and $65 for the three months ended June 30, 2024 and 2023, respectively, and $126 and $144 for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2024	$125
2025	213
2026	162
2027	111
2028	61
Thereafter	72
Total	$744
6. Fair Value Measurements
As of June 30, 2024 and December 31, 2023, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of June 30, 2024 and December 31, 2023. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2024 and December 31, 2023 have been calculated based upon available market information, and were as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,817	$8,459	$7,720	$7,442
7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2024	December 31, 2023
Repurchase facility (terminated in 2024) (1)	$—	$100
Accounts receivable securitization facility expiring 2025 (1) (2)	1,289	1,300
$4.25 billion ABL facility expiring 2027 (1)	1,571	1,261
Term loan facility expiring 2031 (1) (3)	988	945
5 1/2 percent Senior Notes due 2027	499	498
3 7/8 percent Senior Secured Notes due 2027	746	745
4 7/8 percent Senior Notes due 2028 (4)	1,666	1,665
6 percent Senior Secured Notes due 2029	1,489	1,488
5 1/4 percent Senior Notes due 2030	745	745
4 percent Senior Notes due 2030	745	744
3 7/8 percent Senior Notes due 2031	1,092	1,091
3 3/4 percent Senior Notes due 2032	745	744
6 1/8 percent Senior Notes due 2034 (5)	1,090	—
Finance leases	224	192
Total debt	12,889	11,518
Less short-term portion (6)	(1,369)	(1,465)
Total long-term debt	$11,520	$10,053
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2024. The repurchase facility is not included below because (i) there were no borrowings under it during the six months ended June 30, 2024 and (ii) it was terminated in May 2024. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,653	$147	$—
Letters of credit	18
Interest rate at June 30, 2024	6.5%	6.3%	7.1%
Average month-end debt outstanding	1,354	1,156	991
Weighted-average interest rate on average debt outstanding	6.5%	6.3%	7.1%
Maximum month-end debt outstanding	1,578	1,290	1,000
(2)In May 2024, the accounts receivable securitization facility was amended, primarily to increase the facility size and extend the maturity date. The size of the facility, which expires on June 24, 2025, was increased to $1.5 billion. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2024, there were $1.437 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In February 2024, the term loan facility was amended, primarily to extend the maturity date to February 14, 2031 and to increase the facility size to $1.000 billion (at the time of the amendment, the facility size was $948).
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of June 30, 2024, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.662 billion and one with a book value of $4.
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
(6)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the repurchase facility that was terminated in May 2024, and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of June 30, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$636	$591	1,178	1,042
Denominator:
Denominator for basic earnings per share—weighted-average common shares	66,563	68,718	66,888	69,064
Effect of dilutive securities:
Employee stock options	2	4	3	4
Restricted stock units	147	119	173	223
Denominator for diluted earnings per share—adjusted weighted-average common shares	66,712	68,841	67,064	69,291
Basic earnings per share	$9.56	$8.60	$17.62	$15.09
Diluted earnings per share	$9.54	$8.58	$17.57	$15.04

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, increased interest rates and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased recently. For example, in March 2024, United Rentals (North America), Inc. (“URNA”) issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.6 percent and 1.4 percent for the six months ended June 30, 2024 and the year ended December 31, 2021, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and increased interest rates may continue to be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,647 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $21.3 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 4,800 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the six months ended June 30, 2024.
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

•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”) in March 2024, which is discussed in note 3 to our condensed consolidated financial statements, as well as our tools and onsite services offerings, will further position United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals") in December 2022. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
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
•Amended our term loan facility, primarily to extend the maturity date to February 2031 and to increase the facility size to $1.0 billion; and
•Amended our accounts receivable securitization facility, primarily to extend the maturity date and to increase the facility size from $1.3 billion to $1.5 billion. The facility expires in June 2025 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
As of June 30, 2024, we had available liquidity of $3.267 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $500 under the $1.5 billion program through June 30, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $7 year-to-date through June 30, 2024.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the six months ended June 30, 2024 and 2023, we paid dividends of $219 ($3.26 per share) and $205 ($2.96 per share), respectively. On July 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on August 28, 2024 to stockholders of record on August 14, 2024.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$636	$591	$1,178	$1,042
Diluted earnings per share	$9.54	$8.58	$17.57	$15.04
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Tax rate applied to items below	25.1%		25.3%		25.2%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(39)	$(0.58)	$(38)	$(0.55)	$(72)	$(1.07)	$(87)	$(1.26)
Impact on depreciation related to acquired fleet and property and equipment (2)	(26)	(0.39)	(21)	(0.30)	(53)	(0.79)	(43)	(0.62)
Impact of the fair value mark-up of acquired fleet (3)	(12)	(0.18)	(17)	(0.25)	(25)	(0.37)	(48)	(0.69)
Restructuring charge (4)	—	(0.01)	(14)	(0.20)	(1)	(0.02)	(15)	(0.21)
Asset impairment charge (5)	—	—	—	—	—	(0.01)	—	—
Loss on repurchase/redemption/amendment of debt securities	—	—	—	—	(1)	(0.01)	—	—

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
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The decreases in 2024 primarily reflect decreased sales of rental equipment acquired in the Ahern Rentals acquisition.
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below. The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$636	$591	$1,178	$1,042
Provision for income taxes	199	181	352	324
Interest expense, net	173	161	333	311
Depreciation of rental equipment	608	592	1,190	1,167
Non-rental depreciation and amortization	109	104	213	222
EBITDA	$1,725	$1,629	$3,266	$3,066
Restructuring charge (1)	1	18	2	19
Stock compensation expense, net (2)	27	25	55	49
Impact of the fair value mark-up of acquired fleet (3)	16	23	33	64
Adjusted EBITDA	$1,769	$1,695	$3,356	$3,198
Net income margin	16.9%	16.6%	16.2%	15.2%
Adjusted EBITDA margin	46.9%	47.7%	46.2%	46.8%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$2,294	$2,228
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(7)	(7)
Gain on sales of rental equipment	360	386
Gain on sales of non-rental equipment	8	10
Insurance proceeds from damaged equipment	24	19
Restructuring charge (1)	(2)	(19)
Stock compensation expense, net (2)	(55)	(49)
Loss on repurchase/redemption/amendment of debt securities	(1)	—
Changes in assets and liabilities	(278)	(19)
Cash paid for interest	317	305
Cash paid for income taxes, net	606	212
EBITDA	$3,266	$3,066
Add back:
Restructuring charge (1)	2	19
Stock compensation expense, net (2)	55	49
Impact of the fair value mark-up of acquired fleet (3)	33	64
Adjusted EBITDA	$3,356	$3,198
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges" below. The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.

(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The decreases in 2024 primarily reflect decreased sales of rental equipment acquired in the Ahern Rentals acquisition.
For the three months ended June 30, 2024, net income increased $45, or 7.6 percent, and net income margin increased 30 basis points to 16.9 percent. For the three months ended June 30, 2024, adjusted EBITDA increased $74, or 4.4 percent, and adjusted EBITDA margin decreased 80 basis points to 46.9 percent.
The year-over-year increase in net income margin primarily reflects a 70 basis point increase in gross margin from equipment rentals, primarily due to decreased depreciation expense as a percentage of revenue, and reduced restructuring charges due to 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals, partially offset by a 390 basis point decrease in gross margin from used equipment sales, which primarily reflects the continued normalization of the used equipment market, including pricing.
The year-over-year decrease in adjusted EBITDA margin primarily reflects a 550 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet) and a slight decrease in gross margin from equipment rentals (excluding depreciation and stock compensation expense). The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the continued normalization of the used equipment market, including pricing.
For the six months ended June 30, 2024, net income increased $136, or 13.1 percent, and net income margin increased 100 basis points to 16.2 percent. For the six months ended June 30, 2024, adjusted EBITDA increased $158, or 4.9 percent, and adjusted EBITDA margin decreased 60 basis points to 46.2 percent.
The year-over-year increase in net income margin primarily reflects a 90 basis point increase in gross margin from equipment rentals, primarily due to decreased depreciation expense as a percentage of revenue, and reduced restructuring charges due to 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals, partially offset by a 200 basis point decrease in gross margin from used equipment sales, which primarily reflects the continued normalization of the used equipment market, including pricing.
The year-over-year decrease in adjusted EBITDA margin primarily reflects a 590 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), primarily due to the continued normalization of the used equipment market, including pricing.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Equipment rentals*	$3,215	$2,981	7.8%	$6,144	$5,721	7.4%
Sales of rental equipment	365	382	(4.5)%	748	770	(2.9)%
Sales of new equipment	61	70	(12.9)%	109	114	(4.4)%
Contractor supplies sales	42	37	13.5%	78	71	9.9%
Service and other revenues	90	84	7.1%	179	163	9.8%
Total revenues	$3,773	$3,554	6.2%	$7,258	$6,839	6.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			2.7%			3.1%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			4.6%			4.3%
Contribution from ancillary and re-rent revenue (3)			2.0%			1.5%
Total change in equipment rentals			7.8%			7.4%
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
For the three months ended June 30, 2024, total revenues of $3.773 billion increased 6.2 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended June 30, 2024). Equipment rentals increased $234, or 7.8 percent, primarily due to a 4.6 percent increase in fleet productivity, which includes the impact of the Yak acquisition discussed above, and a 2.7 percent increase in average OEC. Sales of rental equipment did not change significantly year-over-year.
For the six months ended June 30, 2024, total revenues of $7.258 billion increased 6.1 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the six months ended June 30, 2024). Equipment rentals increased $423, or 7.4 percent, primarily due to a 4.3 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.1 percent increase in average OEC. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended June 30, 2024, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2024
Equipment rentals	$2,209	$1,006	$3,215
Sales of rental equipment	313	52	365
Sales of new equipment	27	34	61
Contractor supplies sales	23	19	42
Service and other revenues	81	9	90
Total revenue	$2,653	$1,120	$3,773
Three Months Ended June 30, 2023
Equipment rentals	$2,189	$792	$2,981
Sales of rental equipment	342	40	382
Sales of new equipment	24	46	70
Contractor supplies sales	23	14	37
Service and other revenues	75	9	84
Total revenue	$2,653	$901	$3,554
Six Months Ended June 30, 2024
Equipment rentals	$4,279	$1,865	$6,144
Sales of rental equipment	659	89	748
Sales of new equipment	56	53	109
Contractor supplies sales	43	35	78
Service and other revenues	162	17	179
Total revenue	$5,199	$2,059	$7,258
Six Months Ended June 30, 2023
Equipment rentals	$4,207	$1,514	$5,721
Sales of rental equipment	692	78	770
Sales of new equipment	42	72	114
Contractor supplies sales	44	27	71
Service and other revenues	147	16	163
Total revenue	$5,132	$1,707	$6,839
Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2024. For the three months ended June 30, 2024, equipment rentals of $3.215 billion increased $234, or 7.8 percent, as compared to the same period in 2023, primarily due to a 4.6 percent increase in fleet productivity, which includes the impact of the Yak acquisition discussed above, and a 2.7 percent increase in average OEC.
For the three months ended June 30, 2024, equipment rentals represented 83 percent of total revenues for the general rentals segment. For the three months ended June 30, 2024, general rentals equipment rentals increased $20, or 0.9 percent, as compared to the same period in 2023.

For the three months ended June 30, 2024, equipment rentals represented 90 percent of total revenues for the specialty segment. For the three months ended June 30, 2024, specialty equipment rentals increased $214, or 27.0 percent, as compared to the same period in 2023, primarily due to strong demand across our end-markets, the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 18.1 percent year-over-year excluding the revenue from the acquired Yak locations.
For the six months ended June 30, 2024, equipment rentals represented 85 percent of total revenues. For the six months ended June 30, 2024, equipment rentals of $6.144 billion increased $423, or 7.4 percent, as compared to the same period in 2023, primarily due to a 4.3 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.1 percent increase in average OEC.
For the six months ended June 30, 2024, equipment rentals represented 82 percent of total revenues for the general rentals segment. For the six months ended June 30, 2024, general rentals equipment rentals increased $72, or 1.7 percent, as compared to the same period in 2023.
For the six months ended June 30, 2024, equipment rentals represented 91 percent of total revenues for the specialty segment. For the six months ended June 30, 2024, specialty equipment rentals increased $351, or 23.2 percent, as compared to the same period in 2023, primarily due to strong demand across our end-markets, the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 17.7 percent year-over-year excluding the revenue from the acquired Yak locations.
Sales of rental equipment. For the six months ended June 30, 2024, sales of rental equipment represented approximately 10 percent of our total revenues. For the three and six months ended June 30, 2024, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the six months ended June 30, 2024, sales of new equipment represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2024, sales of new equipment did not change significantly year-over-year.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2024, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and six months ended June 30, 2024, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2024, service and other revenues represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2024, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2024
Equipment Rentals Gross Profit	$802	$483	$1,285
Equipment Rentals Gross Margin	36.3%	48.0%	40.0%
Three Months Ended June 30, 2023
Equipment Rentals Gross Profit	$788	$385	$1,173
Equipment Rentals Gross Margin	36.0%	48.6%	39.3%
Six Months Ended June 30, 2024
Equipment Rentals Gross Profit	$1,483	$905	$2,388
Equipment Rentals Gross Margin	34.7%	48.5%	38.9%
Six Months Ended June 30, 2023
Equipment Rentals Gross Profit	$1,451	$725	$2,176
Equipment Rentals Gross Margin	34.5%	47.9%	38.0%

General rentals. For the three months ended June 30, 2024, equipment rentals gross profit increased by $14, and equipment rentals gross margin increased by 30 basis points, year-over-year.
For the six months ended June 30, 2024, equipment rentals gross profit increased by $32, and equipment rentals gross margin increased by 20 basis points, year-over-year.
Specialty. For the three months ended June 30, 2024, equipment rentals gross profit increased by $98, and equipment rentals gross margin decreased by 60 basis points, year-over-year. Gross margin decreased primarily due to increased depreciation expense, including the impact of the Yak acquisition.
For the six months ended June 30, 2024, equipment rentals gross profit increased by $180, and equipment rentals gross margin increased by 60 basis points, year-over-year. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue, partially offset by the impact of increased depreciation expense associated with the Yak acquisition.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Total gross margin	40.2%	40.1%	10 bps	39.5%	39.0%	50 bps
Equipment rentals	40.0%	39.3%	70 bps	38.9%	38.0%	90 bps
Sales of rental equipment	47.4%	51.3%	(390) bps	48.1%	50.1%	(200) bps
Sales of new equipment	19.7%	17.1%	260 bps	20.2%	17.5%	270 bps
Contractor supplies sales	31.0%	29.7%	130 bps	30.8%	29.6%	120 bps
Service and other revenues	38.9%	39.3%	(40) bps	39.1%	38.7%	40 bps
For the three months ended June 30, 2024, total gross margin increased 10 basis points from the same period in 2023. Equipment rentals gross margin increased 70 basis points from 2023, primarily due to decreased depreciation expense as a percentage of revenue. Gross margin from sales of rental equipment decreased 390 basis points from 2023, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2024).
For the six months ended June 30, 2024, total gross margin increased 50 basis points from the same period in 2023. Equipment rentals gross margin increased 90 basis points from 2023, primarily due to decreased depreciation expense as a percentage of revenue. Gross margin from sales of rental equipment decreased 200 basis points from 2023, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2024).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Selling, general and administrative ("SG&A") expense	$404	$378	6.9%	$793	$760	4.3%
SG&A expense as a percentage of revenue	10.7%	10.6%	10 bps	10.9%	11.1%	(20) bps
Restructuring charge	1	18	(94.4)%	2	19	(89.5)%
Non-rental depreciation and amortization	109	104	4.8%	213	222	(4.1)%
Interest expense, net	173	161	7.5%	333	311	7.1%
Other income, net	(4)	(8)	(50.0)%	(7)	(12)	(41.7)%
Provision for income taxes	199	181	9.9%	352	324	8.6%
Effective tax rate	23.8%	23.4%	40 bps	23.0%	23.7%	(70) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three and six months ended June 30, 2024 did not change significantly year-over-year.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The year-over-year decreases in restructuring charges for the three and six months ended June 30, 2024 primarily reflect 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $382. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $19 as of June 30, 2024.
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
Interest expense, net for the three and six months ended June 30, 2024 increased by 7.5 percent and 7.1 percent year-over-year, respectively, primarily reflecting increased average debt, including the debt issued to partially fund the Yak acquisition discussed above, and higher variable debt interest rates. The weighted average interest rates on our variable debt instruments were 6.6 percent and 6.3 percent for the three months ended June 30, 2024 and 2023, respectively, and 6.6 percent and 6.1 percent for the six months ended June 30, 2024 and 2023, respectively.
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
Balance sheet. Prepaid expenses and other assets increased by $138, or 102.2 percent, from December 31, 2023 to June 30, 2024, primarily due to an increase in income taxes receivable which reflected required tax payments exceeding the estimated tax accruals. Goodwill increased by $809, or 13.6 percent, from December 31, 2023 to June 30, 2024, primarily due to the impact of the Yak acquisition, as discussed in note 3 to the condensed consolidated financial statements. Accounts payable increased by $444, or 49.1 percent, from December 31, 2023 to June 30, 2024, primarily due to seasonal increases in capital expenditures and business activities. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 7 to the condensed consolidated financial statements for further information on debt changes.

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
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $500 under the $1.5 billion program through June 30, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $7 year-to-date through June 30, 2024. Since 2012, we have repurchased a total of $6.722 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of eight programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the six months ended June 30, 2024 and 2023, we paid dividends totaling $219 ($3.26 per share) and $205 ($2.96 per share), respectively. On July 24, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on August 28, 2024 to stockholders of record on August 14, 2024.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2024, we had cash and cash equivalents of $467. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2024:

ABL facility:
Borrowing capacity, net of letters of credit	$2,653
Outstanding debt, net of debt issuance costs	1,571
Interest rate at June 30, 2024	6.5%
Average month-end principal amount of debt outstanding	1,354
Weighted-average interest rate on average debt outstanding	6.5%
Maximum month-end principal amount of debt outstanding	1,578
Accounts receivable securitization facility:
Borrowing capacity	147
Outstanding debt, net of debt issuance costs	1,289
Interest rate at June 30, 2024	6.3%
Average month-end principal amount of debt outstanding	1,156
Weighted-average interest rate on average debt outstanding	6.3%
Maximum month-end principal amount of debt outstanding	1,290

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases, (vi) dividends and (vii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of June 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance leases (1)	$41	$1,363	$59	$2,872	$1,691	$6,937	$12,963
Interest due on debt (2)	350	655	615	541	372	854	3,387
Operating leases (1)	164	306	267	216	163	347	1,463
Purchase obligations (3)	2,067	73	—	—	—	—	2,140
Total	$2,622	$2,397	$941	$3,629	$2,226	$8,138	$19,953
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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2024.
(3)    As of June 30, 2024, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2024.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 22, 2024 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the six months ended June 30, 2024, we (i) generated cash from operating activities of $2.294 billion, (ii) generated cash from the sale of rental and non-rental equipment of $778 and (iii) received cash from debt proceeds, net of payments, of $1.314 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $2.031 billion, (ii) purchase other companies for $1.234 billion, (iii) purchase shares of our common stock for $791 and (iv) pay dividends of $219. During the six months ended June 30, 2023, we (i) generated cash from operating activities of $2.228 billion, (ii) generated cash from the sale of rental and non-rental equipment of $798 and (iii) received cash from debt proceeds, net of payments, of $481. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $2.227 billion, (ii) purchase other companies for $418, (iii) purchase shares of our common stock for $554 and (iv) pay dividends of $205.
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

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$2,294	$2,228
Payments for purchases of rental equipment	(1,866)	(2,048)
Payments for purchases of non-rental equipment and intangible assets	(165)	(179)
Proceeds from sales of rental equipment	748	770
Proceeds from sales of non-rental equipment	30	28
Insurance proceeds from damaged equipment	24	19
Free cash flow	$1,065	$818
Free cash flow for the six months ended June 30, 2024 was $1.065 billion, an increase of $247 as compared to $818 for the six months ended June 30, 2023. The increase in free cash flow primarily reflected lower payments for purchases of rental equipment, which decreased $182, or 9 percent, year-over-year, and increased net cash provided by operating activities.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of June 30, 2024, the indebtedness of our non-guarantors was comprised of (i) $1.289 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $138 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $10 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

June 30, 2024
Current receivable from non-guarantor subsidiaries	$1
Other current assets	545
Total current assets	546
Long-term assets	22,232
Total assets	22,778
Current liabilities	2,427
Long-term liabilities	14,954
Total liabilities	17,381
Six Months Ended June 30, 2024
Total revenues	$6,614
Gross profit	2,637
Net income	1,059

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2024, we had an aggregate of $3.8 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2024 under these facilities. As of June 30, 2024, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $29 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2024, we had an aggregate of $9.0 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2024 would increase the fair value of our fixed rate indebtedness by approximately 4 percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the six months ended June 30, 2024, our foreign subsidiaries accounted for $643, or 9 percent, of our total revenue of $7.258 billion, and $114, or 7 percent, of our total pretax income of $1.530 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2024 to April 30, 2024	263,595	(1)	$665.00	263,183
May 1, 2024 to May 31, 2024	143,180	(1)	$676.63	142,499
June 1, 2024 to June 30, 2024	163,701	(1)	$634.80	163,189
Total	570,476		$659.25	568,871	$999,999,872
_________________
(1)In April 2024, May 2024 and June 2024, 412, 681 and 512 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 24, 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024. We intend to repurchase a total of $1.25 billion under this program in 2024, and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2024 repurchases) do not include the excise tax, which totaled $7 million year-to-date through June 30, 2024.

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
Agreement and Plan of Merger, dated April 15, 2021, by and among General Finance Corporation, United Rentals (North America), Inc., and UR Merger Sub VI Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on April 15, 2021)

3(a)
Seventh Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated May 9, 2024 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 9, 2024)

3(b)
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
By-laws of United Rentals (North America), Inc. dated May 8, 2013 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. and United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

4(a)
Indenture for the 6 1/8 percent Senior Notes due 2034, dated as of March 11, 2024, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as trustee (including the form of note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on March 11, 2024)

10(a)
Assignment and Acceptance Agreement and Amendment No. 16 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 9 to Third Amended and Restated Purchase and Contribution Agreement, dated as of May 24, 2024, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, GTA Funding LLC, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., The Toronto-Dominion Bank and Regions Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 24, 2024)

10(b)*
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated May 7, 2024, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2022, among United Rentals, Inc., United Rentals (North America), Inc., the other Borrowers party thereto, the other Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Agent for the lenders and the other parties thereto

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

UNITED RENTALS, INC.

Dated:	July 24, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 24, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer