Form 10-Q
period 2024-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2024-10-23
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 21, 2024, there were 65,622,379 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•the impact of global economic conditions (including inflation, interest rates, supply chain constraints, trade wars and sanctions), geopolitical risks (including risks related to international conflicts and the upcoming elections in the United States) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
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
•our significant indebtedness (which totaled $13.4 billion at September 30, 2024) requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$479	$363
Accounts receivable, net	2,396	2,230
Inventory	211	205
Prepaid expenses and other assets	235	135
Total current assets	3,321	2,933
Rental equipment, net	15,241	14,001
Property and equipment, net	1,000	903
Goodwill	6,853	5,940
Other intangible assets, net	694	670
Operating lease right-of-use assets	1,255	1,099
Other long-term assets	48	43
Total assets	$28,412	$25,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,510	$1,465
Accounts payable	1,216	905
Accrued expenses and other liabilities	1,300	1,267
Total current liabilities	4,026	3,637
Long-term debt	11,884	10,053
Deferred taxes	2,675	2,701
Operating lease liabilities	1,021	895
Other long-term liabilities	225	173
Total liabilities	19,831	17,459
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,114,012 and 65,702,533 shares issued and outstanding, respectively, at September 30, 2024 and 115,010,396 and 67,269,577 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	2,686	2,650
Retained earnings	13,231	11,672
Treasury stock at cost—49,411,479 and 47,740,819 shares at September 30, 2024 and December 31, 2023, respectively	(7,100)	(5,965)
Accumulated other comprehensive loss	(237)	(228)
Total stockholders’ equity	8,581	8,130
Total liabilities and stockholders’ equity	$28,412	$25,589
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Equipment rentals	$3,463	$3,224	$9,607	$8,945
Sales of rental equipment	321	366	1,069	1,136
Sales of new equipment	77	52	186	166
Contractor supplies sales	38	39	116	110
Service and other revenues	93	84	272	247
Total revenues	3,992	3,765	11,250	10,604
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,392	1,286	3,958	3,664
Depreciation of rental equipment	629	588	1,819	1,755
Cost of rental equipment sales	176	185	564	569
Cost of new equipment sales	65	43	152	137
Cost of contractor supplies sales	26	28	80	78
Cost of service and other revenues	56	50	165	150
Total cost of revenues	2,344	2,180	6,738	6,353
Gross profit	1,648	1,585	4,512	4,251
Selling, general and administrative expenses	416	374	1,209	1,134
Restructuring charge	1	5	3	24
Non-rental depreciation and amortization	109	107	322	329
Operating income	1,122	1,099	2,978	2,764
Interest expense, net	178	163	511	474
Other income, net	(5)	(7)	(12)	(19)
Income before provision for income taxes	949	943	2,479	2,309
Provision for income taxes	241	240	593	564
Net income	$708	$703	$1,886	$1,745
Basic earnings per share	$10.73	$10.30	$28.33	$25.37
Diluted earnings per share	$10.70	$10.29	$28.25	$25.30
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$708	$703	$1,886	$1,745
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	55	(27)	(9)	(3)
Fixed price diesel swaps	—	—	—	(1)
Other comprehensive (loss) income (1)	55	(27)	(9)	(4)
Comprehensive income	$763	$676	$1,877	$1,741
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2024 or 2023. There were no material taxes associated with other comprehensive income (loss) during 2024 or 2023.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2024	66	$1	$2,664	$12,630	49	$(6,722)	$(292)
Net income				708
Dividends declared (3)				(107)
Foreign currency translation adjustments							55
Stock compensation expense, net	—		24
Tax withholding for share based compensation	—		(2)
Repurchase of common stock	—				—	(378)
Balance at September 30, 2024	66	$1	$2,686	$13,231	49	$(7,100)	$(237)

	Three Months Ended September 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2023	68	$1	$2,621	$10,493	47	$(5,460)	$(241)
Net income				703
Dividends declared (3)				(102)
Foreign currency translation adjustments							(27)
Stock compensation expense, net	—		23
Tax withholding for share based compensation	—		(2)
Repurchase of common stock	—				—	(253)
Balance at September 30, 2023	68	$1	$2,642	$11,094	47	$(5,713)	$(268)

	Nine Months Ended September 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				1,886
Dividends declared (3)				(327)
Foreign currency translation adjustments							(9)
Stock compensation expense, net	—		79
Tax withholding for share based compensation	—		(43)
Repurchase of common stock	(1)				1	(1,135)
Balance at September 30, 2024	66	$1	$2,686	$13,231	49	$(7,100)	$(237)

	Nine Months Ended September 30, 2023
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				1,745
Dividends declared (3)				(307)
Foreign currency translation adjustments							(3)
Fixed price diesel swaps							(1)
Stock compensation expense, net	1		72
Tax withholding for share based compensation	—		(56)
Repurchase of common stock	(2)				2	(756)
Balance at September 30, 2023	68	$1	$2,642	$11,094	47	$(5,713)	$(268)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2023.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)We declared dividends of $1.63 and $1.48 per share during the three months ended September 30, 2024 and 2023, respectively, and $4.89 and $4.44 per share during the nine months ended September 30, 2024 and 2023, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$1,886	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,141	2,084
Amortization of deferred financing costs and original issue discounts	11	11
Gain on sales of rental equipment	(505)	(567)
Gain on sales of non-rental equipment	(13)	(16)
Insurance proceeds from damaged equipment	(38)	(30)
Stock compensation expense, net	79	72
Restructuring charge	3	24
Loss on repurchase/redemption/amendment of debt securities	1	—
(Decrease) increase in deferred taxes	(31)	88
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(51)	(254)
Decrease in inventory	5	22
(Increase) decrease in prepaid expenses and other assets	(44)	183
Increase (decrease) in accounts payable	152	(15)
Decrease in accrued expenses and other liabilities	(98)	(57)
Net cash provided by operating activities	3,498	3,290
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(3,178)	(3,078)
Payments for purchases of non-rental equipment and intangible assets	(266)	(267)
Proceeds from sales of rental equipment	1,069	1,136
Proceeds from sales of non-rental equipment	50	46
Insurance proceeds from damaged equipment	38	30
Purchases of other companies, net of cash acquired	(1,342)	(406)
Purchases of investments	(4)	—
Net cash used in investing activities	(3,633)	(2,539)
Cash Flows From Financing Activities:
Proceeds from debt	9,729	6,718
Payments of debt	(7,964)	(6,175)
Common stock repurchased, including tax withholdings for share based compensation	(1,168)	(806)
Payments of financing costs	(17)	—
Dividends paid	(326)	(305)
Net cash provided by (used in) financing activities	254	(568)
Effect of foreign exchange rates	(3)	(5)
Net increase in cash and cash equivalents	116	178
Cash and cash equivalents at beginning of period	363	106
Cash and cash equivalents at end of period	$479	$284
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$812	$389
Cash paid for interest	544	495
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,804	$—	$2,804	$2,651	$—	$2,651
Re-rent revenue	71	—	71	68	—	68
Ancillary and other rental revenues:
Delivery and pick-up	—	297	297	—	258	258
Other	243	48	291	204	43	247
Total ancillary and other rental revenues	243	345	588	204	301	505
Total equipment rentals	3,118	345	3,463	2,923	301	3,224
Sales of rental equipment	—	321	321	—	366	366
Sales of new equipment	—	77	77	—	52	52
Contractor supplies sales	—	38	38	—	39	39
Service and other revenues	—	93	93	—	84	84
Total revenues	$3,118	$874	$3,992	$2,923	$842	$3,765

	Nine Months Ended September 30,
		2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$7,812	$—	$7,812	$7,378	$—	$7,378
Re-rent revenue	184	—	184	176	—	176
Ancillary and other rental revenues:
Delivery and pick-up	—	778	778	—	699	699
Other	685	148	833	554	138	692
Total ancillary and other rental revenues	685	926	1,611	554	837	1,391
Total equipment rentals	8,681	926	9,607	8,108	837	8,945
Sales of rental equipment	—	1,069	1,069	—	1,136	1,136
Sales of new equipment	—	186	186	—	166	166
Contractor supplies sales	—	116	116	—	110	110
Service and other revenues	—	272	272	—	247	247
Total revenues	$8,681	$2,569	$11,250	$8,108	$2,496	$10,604
Revenues by reportable segment are presented in note 4 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2024, 71 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the nine months ended September 30, 2024) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $174 and $138 as of September 30, 2024 and December 31, 2023, respectively.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2024). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the nine months ended September 30, 2024, and for each of the last three full years. Our customer with the largest receivable balance represented approximately one percent of total receivables at September 30, 2024 and December 31, 2023. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2024, and these revenues account for corresponding portions of the $2.396 billion of net accounts receivable and the associated allowance for credit losses of $184 as of September 30, 2024).
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

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning balance	$176	$147	$169	$134
Charged to costs and expenses (1)	6	4	13	9
Charged to revenue (2)	17	16	40	37
Deductions and other (3)	(15)	(9)	(38)	(22)
Ending balance	$184	$158	$184	$158
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2024 or 2023 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2024 and 2023 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2024.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Acquisitions
On March 15, 2024, we completed the acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”). Yak was a leader in the North American matting industry with a fleet of approximately 600,000 hardwood, softwood, and composite mats that provide surface protection across both construction and maintenance, repair and operations (“MRO”) applications, and served customers primarily in the industrial sector across over 40 states. The acquisition:
• Provided entry into the matting market via an industry leader with established scale across fleet, operations, and talent;
• Augmented exposure to the energy and power verticals, where significant investment is expected over the next several decades; and
• Enhanced our one-stop-shop value proposition with immediate cross-selling opportunities to existing and new construction and MRO customers.
The acquisition date fair value of the purchase price to acquire Yak was $1.158 billion, comprised of cash and $41 of estimated contingent consideration ($50 is the maximum amount of contingent consideration) that could become payable to the seller based on revenue attainment in the first two years after closing. The acquisition and related fees and expenses were funded through the issuance of $1.100 billion principal amount of 6 1/8 Senior Notes (see note 7 to the condensed consolidated financial statements for further information) and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The table below summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. The accounting for the acquisition that has not yet been completed principally relates to finalizing the valuations of the acquired rental equipment, intangible assets and taxes. During the three months ended September 30, 2024, we recognized measurement period adjustments that were not material.

Accounts receivable (1)	$99
Inventory	8
Rental equipment	132
Property and equipment	32
Intangible assets (customer relationships) (2)	140
Operating lease right-of-use assets	4
Other assets	17
Total identifiable assets acquired	432
Accounts payable, accrued expenses and other liabilities	(102)
Operating lease liabilities	(4)
Total liabilities assumed	(106)
Net identifiable assets acquired	326
Goodwill (3)	832
Net assets acquired	$1,158

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. The total post-acquisition revenue attributable to the acquired Yak locations was $104 and $206 for the three and nine months ended September 30, 2024, respectively. It is not practicable to reasonably estimate the amount of earnings of Yak since the acquisition date, primarily due to our corporate structure and the allocation of corporate costs.
Pro forma financial information
The pro forma information below gives effect to the Yak acquisition as if it had been completed on January 1, 2023. Pro forma information for the three months ended September 30, 2024 is excluded from the presentation below because Yak was included in our results for the entire period. Pro forma information for the nine months ended September 30, 2024 is presented below because Yak was not included in our results in 2024 prior to the acquisition date. The pro forma information is not necessarily indicative of our results had the acquisition been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the acquired assets and liabilities of Yak at their respective fair values and to give effect to the financing for the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. The table below presents unaudited pro forma consolidated income statement information as if Yak had been included in our consolidated results for the entire periods reflected:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2024	2023
United Rentals historic revenue (1)	$3,765	$11,250	$10,604
Yak historic revenue (2)	86	97	270
Pro forma revenue (1)	3,851	11,347	10,874
United Rentals historic pretax income	943	2,479	2,309
Yak historic pretax (loss) income	(9)	10	68
Combined pretax income	934	2,489	2,377
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (3)	—	—	1
Intangible asset amortization (4)	(4)	—	(12)
Interest expense (5)	(18)	(14)	(52)
Elimination of historic interest (6)	14	11	53
Elimination of refinancing transactions (7)	—	(40)	(101)
Transaction bonuses and other (8)	—	22	2
Pro forma pretax income	$926	$2,468	$2,268
___________________
(1)United Rentals historic revenue for the nine months ended September 30, 2024 includes the post-acquisition revenue attributable to the acquired Yak locations of $206 that is discussed above. Pro forma revenue for the nine months ended September 30, 2024 includes $303 of pre/post-acquisition revenue from the acquired Yak locations, comprised of $97 of historic Yak revenue and $206 of post-acquisition revenue attributable to the acquired Yak locations.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment.

	General rentals	Specialty	Total
Three Months Ended September 30, 2024
Equipment rentals	$2,327	$1,136	$3,463
Sales of rental equipment	274	47	321
Sales of new equipment	36	41	77
Contractor supplies sales	22	16	38
Service and other revenues	86	7	93
Total revenue	2,745	1,247	3,992
Depreciation and amortization expense	568	170	738
Equipment rentals gross profit	874	568	1,442
Three Months Ended September 30, 2023
Equipment rentals	$2,307	$917	$3,224
Sales of rental equipment	320	46	366
Sales of new equipment	24	28	52
Contractor supplies sales	23	16	39
Service and other revenues	78	6	84
Total revenue	2,752	1,013	3,765
Depreciation and amortization expense	580	115	695
Equipment rentals gross profit	872	478	1,350
Nine Months Ended September 30, 2024
Equipment rentals	$6,606	$3,001	$9,607
Sales of rental equipment	933	136	1,069
Sales of new equipment	92	94	186
Contractor supplies sales	65	51	116
Service and other revenues	248	24	272
Total revenue	7,944	3,306	11,250
Depreciation and amortization expense	1,683	458	2,141
Equipment rentals gross profit	2,357	1,473	3,830
Capital expenditures (1)	2,738	815	3,553
Nine Months Ended September 30, 2023
Equipment rentals	$6,514	$2,431	$8,945
Sales of rental equipment	1,012	124	1,136
Sales of new equipment	66	100	166
Contractor supplies sales	67	43	110
Service and other revenues	225	22	247
Total revenue	7,884	2,720	10,604
Depreciation and amortization expense	1,737	347	2,084
Equipment rentals gross profit	2,323	1,203	3,526
Capital expenditures (1)	2,663	682	3,345
 ___________________
(1)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable as of September 30, 2024 and December 31, 2023 included $183 and $74, respectively, of amounts due but unpaid for purchases of rental equipment. The net impact of accrued purchases of rental equipment was not material for the nine months ended September 30, 2023.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2024	December 31, 2023
Total reportable segment assets
General rentals	$21,176	$20,411
Specialty (1)	7,236	5,178
Total assets	$28,412	$25,589
  ___________________
(1)The increase in the specialty segment assets includes the impact of the Yak acquisition discussed in note 3 to the condensed consolidated financial statements.
Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total equipment rentals gross profit	$1,442	$1,350	$3,830	$3,526
Gross profit from other lines of business	206	235	682	725
Selling, general and administrative expenses	(416)	(374)	(1,209)	(1,134)
Restructuring charge (1)	(1)	(5)	(3)	(24)
Non-rental depreciation and amortization	(109)	(107)	(322)	(329)
Interest expense, net	(178)	(163)	(511)	(474)
Other income, net	5	7	12	19
Income before provision for income taxes	$949	$943	$2,479	$2,309
 ___________________
(1)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals, Inc. As of September 30, 2024, there were no open restructuring programs.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2024:

	General rentals	Specialty	Total
Balance at January 1, 2024 (1)	$4,775	$1,165	$5,940
Goodwill related to acquisitions (2)	3	907	910
Foreign currency translation and other adjustments	(3)	6	3
Balance at September 30, 2024 (1)	$4,775	$2,078	$6,853

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
Other intangible assets were comprised of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$167	$76	$91
Customer relationships	6 years	$2,647	$2,048	$599
Trade names and associated trademarks	2 years	$11	$7	$4

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$58	$118
Customer relationships	6 years	$2,468	$1,919	$549
Trade names and associated trademarks	2 years	$9	$6	$3
Our other intangibles assets, net at September 30, 2024 includes the assets in the table below associated with the acquisition of Yak that is discussed in note 3 to our condensed consolidated financial statements. No residual value has been assigned to these assets. The customer relationships are being amortized using the sum of the years' digits method, and we believe that this method best reflects the estimated pattern in which the economic benefits will be consumed. The intangible asset values are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

	September 30, 2024
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	6 years	120
Amortization expense for other intangible assets was $64 and $66 for the three months ended September 30, 2024 and 2023, respectively, and $190 and $210 for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2024	$63
2025	218
2026	166
2027	114
2028	62
Thereafter	71
Total	$694
6. Fair Value Measurements
As of September 30, 2024 and December 31, 2023, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of September 30, 2024 and December 31, 2023. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2024 and December 31, 2023 have been calculated based upon available market information, and were as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,817	$8,745	$7,720	$7,442
7. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2024	December 31, 2023
Repurchase facility (terminated in 2024) (1)	$—	$100
Accounts receivable securitization facility expiring 2025 (1) (2)	1,423	1,300
$4.25 billion ABL facility expiring 2027 (1)	1,915	1,261
Term loan facility expiring 2031 (1) (3)	986	945
5 1/2 percent Senior Notes due 2027	499	498
3 7/8 percent Senior Secured Notes due 2027	746	745
4 7/8 percent Senior Notes due 2028 (4)	1,666	1,665
6 percent Senior Secured Notes due 2029	1,489	1,488
5 1/4 percent Senior Notes due 2030	745	745
4 percent Senior Notes due 2030	745	744
3 7/8 percent Senior Notes due 2031	1,092	1,091
3 3/4 percent Senior Notes due 2032	745	744
6 1/8 percent Senior Notes due 2034 (5)	1,090	—
Finance leases	253	192
Total debt	13,394	11,518
Less short-term portion (6)	(1,510)	(1,465)
Total long-term debt	$11,884	$10,053
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2024. The repurchase facility is not included below because (i) there were no borrowings under it during the nine months ended September 30, 2024 and (ii) it was terminated in May 2024. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,311	$76	$—
Letters of credit	18
Interest rate at September 30, 2024	6.2%	5.9%	6.6%
Average month-end debt outstanding	1,512	1,197	993
Weighted-average interest rate on average debt outstanding	6.4%	6.2%	7.0%
Maximum month-end debt outstanding	1,921	1,424	1,000
(2)In May 2024, the accounts receivable securitization facility was amended, primarily to increase the facility size and extend the maturity date. The size of the facility, which expires on June 24, 2025, was increased to $1.5 billion. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2024, there were $1.526 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In February 2024, the term loan facility was amended, primarily to extend the maturity date to February 14, 2031 and to increase the facility size to $1.000 billion (at the time of the amendment, the facility size was $948).
(4)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of September 30, 2024, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.662 billion and one with a book value of $4.
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
Loan Covenants and Compliance
As of September 30, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$708	$703	1,886	1,745
Denominator:
Denominator for basic earnings per share—weighted-average common shares	66,019	68,153	66,596	68,757
Effect of dilutive securities:
Employee stock options	2	4	3	4
Restricted stock units	164	106	168	181
Denominator for diluted earnings per share—adjusted weighted-average common shares	66,185	68,263	66,767	68,942
Basic earnings per share	$10.73	$10.30	$28.33	$25.37
Diluted earnings per share	$10.70	$10.29	$28.25	$25.30

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, our supply chain disruptions have been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased in recent years. For example, in March 2024, United Rentals (North America), Inc. (“URNA”) issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.5 percent and 1.4 percent for the nine months ended September 30, 2024 and the year ended December 31, 2021, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. The impact of inflation and interest rate fluctuations may continue to be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,666 rental locations. We primarily operate in the United States and Canada, and have a limited presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $21.9 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 5,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the nine months ended September 30, 2024.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a "one-stop" shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”) in March 2024, which is discussed in note 3 to our condensed consolidated financial statements, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. ("Ahern Rentals") in December 2022. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
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
As of September 30, 2024, we had available liquidity of $2.866 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $875 under the $1.5 billion program through September 30, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $10 year-to-date through September 30, 2024.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the nine months ended September 30, 2024 and 2023, we paid dividends of $326 ($4.89 per share) and $305 ($4.44 per share), respectively. On October 23, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on November 27, 2024 to stockholders of record on November 13, 2024.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$708	$703	$1,886	$1,745
Diluted earnings per share	$10.70	$10.29	$28.25	$25.30
Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Tax rate applied to items below	25.5%		25.3%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(35)	$(0.53)	$(39)	$(0.57)	$(107)	$(1.60)	$(126)	$(1.83)
Impact on depreciation related to acquired fleet and property and equipment (2)	(25)	(0.38)	(40)	(0.59)	(78)	(1.17)	(83)	(1.21)
Impact of the fair value mark-up of acquired fleet (3)	(10)	(0.15)	(16)	(0.23)	(35)	(0.52)	(64)	(0.92)
Restructuring charge (4)	(1)	(0.01)	(3)	(0.05)	(2)	(0.03)	(18)	(0.26)
Asset impairment charge (5)	(2)	(0.03)	—	—	(2)	(0.04)	—	—
Loss on repurchase/redemption/amendment of debt securities	—	—	—	—	(1)	(0.01)	—	—

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
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$708	$703	$1,886	$1,745
Provision for income taxes	241	240	593	564
Interest expense, net	178	163	511	474
Depreciation of rental equipment	629	588	1,819	1,755
Non-rental depreciation and amortization	109	107	322	329
EBITDA	$1,865	$1,801	$5,131	$4,867
Restructuring charge (1)	1	5	3	24
Stock compensation expense, net (2)	24	23	79	72
Impact of the fair value mark-up of acquired fleet (3)	14	21	47	85
Adjusted EBITDA	$1,904	$1,850	$5,260	$5,048
Net income margin	17.7%	18.7%	16.8%	16.5%
Adjusted EBITDA margin	47.7%	49.1%	46.8%	47.6%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$3,498	$3,290
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(11)
Gain on sales of rental equipment	505	567
Gain on sales of non-rental equipment	13	16
Insurance proceeds from damaged equipment	38	30
Restructuring charge (1)	(3)	(24)
Stock compensation expense, net (2)	(79)	(72)
Loss on repurchase/redemption/amendment of debt securities	(1)	—
Changes in assets and liabilities	(185)	187
Cash paid for interest	544	495
Cash paid for income taxes, net	812	389
EBITDA	$5,131	$4,867
Add back:
Restructuring charge (1)	3	24
Stock compensation expense, net (2)	79	72
Impact of the fair value mark-up of acquired fleet (3)	47	85
Adjusted EBITDA	$5,260	$5,048
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
For the three months ended September 30, 2024, net income increased $5, or 0.7 percent, and net income margin decreased 100 basis points to 17.7 percent. For the three months ended September 30, 2024, adjusted EBITDA increased $54, or 2.9 percent, and adjusted EBITDA margin decreased 140 basis points to 47.7 percent.
The year-over-year decrease in net income margin primarily reflects 1) increased selling, general and administrative ("SG&A") expenses as a percentage of revenue, which primarily reflects the impact of certain discrete expenses and normal variability in expense timing, 2) a 430 basis point decrease in gross margin from used equipment sales, which primarily reflects the continued normalization of the used equipment market, including pricing, and 3) increased depreciation on equipment acquired in the Yak acquisition.
The year-over-year decrease in adjusted EBITDA margin primarily reflects a 570 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), which primarily reflects the continued normalization of the used equipment market, including pricing, and increased SG&A expenses as a percentage of revenue as discussed above.
For the nine months ended September 30, 2024, net income increased $141, or 8.1 percent, and net income margin increased 30 basis points to 16.8 percent. For the nine months ended September 30, 2024, adjusted EBITDA increased $212, or 4.2 percent, and adjusted EBITDA margin decreased 80 basis points to 46.8 percent.
The year-over-year increase in net income margin primarily reflects a 50 basis point increase in gross margin from equipment rentals, primarily due to decreased depreciation expense as a percentage of revenue, and reduced restructuring charges due to 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals, partially offset by a 270 basis point decrease in gross margin from used equipment sales, which primarily reflects the continued normalization of the used equipment market, including pricing.
The year-over-year decrease in adjusted EBITDA margin primarily reflects a 580 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet), primarily due to the continued normalization of the used equipment market, including pricing.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Equipment rentals*	$3,463	$3,224	7.4%	$9,607	$8,945	7.4%
Sales of rental equipment	321	366	(12.3)%	1,069	1,136	(5.9)%
Sales of new equipment	77	52	48.1%	186	166	12.0%
Contractor supplies sales	38	39	(2.6)%	116	110	5.5%
Service and other revenues	93	84	10.7%	272	247	10.1%
Total revenues	$3,992	$3,765	6.0%	$11,250	$10,604	6.1%
*Equipment rentals variance components:
Year-over-year change in average OEC			3.8%			3.3%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			3.5%			4.1%
Contribution from ancillary and re-rent revenue (3)			1.6%			1.5%
Total change in equipment rentals			7.4%			7.4%
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
For the three months ended September 30, 2024, total revenues of $3.992 billion increased 6.0 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2024). Equipment rentals increased $239, or 7.4 percent, primarily due to a 3.5 percent increase in fleet productivity, which includes the impact of the Yak acquisition discussed above, and a 3.8 percent increase in average OEC. Sales of rental equipment decreased $45, or 12.3 percent, year-over-year, primarily due to changes in channel mix, and the continued normalization of the used equipment market, which resulted in lower pricing.
For the nine months ended September 30, 2024, total revenues of $11.250 billion increased 6.1 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the nine months ended September 30, 2024). Equipment rentals increased $662, or 7.4 percent, primarily due to a 4.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.3 percent increase in average OEC. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 4 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended September 30, 2024, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2024
Equipment rentals	$2,327	$1,136	$3,463
Sales of rental equipment	274	47	321
Sales of new equipment	36	41	77
Contractor supplies sales	22	16	38
Service and other revenues	86	7	93
Total revenue	$2,745	$1,247	$3,992
Three Months Ended September 30, 2023
Equipment rentals	$2,307	$917	$3,224
Sales of rental equipment	320	46	366
Sales of new equipment	24	28	52
Contractor supplies sales	23	16	39
Service and other revenues	78	6	84
Total revenue	$2,752	$1,013	$3,765
Nine Months Ended September 30, 2024
Equipment rentals	$6,606	$3,001	$9,607
Sales of rental equipment	933	136	1,069
Sales of new equipment	92	94	186
Contractor supplies sales	65	51	116
Service and other revenues	248	24	272
Total revenue	$7,944	$3,306	$11,250
Nine Months Ended September 30, 2023
Equipment rentals	$6,514	$2,431	$8,945
Sales of rental equipment	1,012	124	1,136
Sales of new equipment	66	100	166
Contractor supplies sales	67	43	110
Service and other revenues	225	22	247
Total revenue	$7,884	$2,720	$10,604
Equipment rentals represented 87 percent of total revenues for the three months ended September 30, 2024. For the three months ended September 30, 2024, equipment rentals of $3.463 billion increased $239, or 7.4 percent, as compared to the same period in 2023, primarily due to a 3.5 percent increase in fleet productivity, which includes the impact of the Yak acquisition discussed above, and a 3.8 percent increase in average OEC.
For the three months ended September 30, 2024, equipment rentals represented 85 percent of total revenues for the general rentals segment. For the three months ended September 30, 2024, general rentals equipment rentals increased $20, or 0.9 percent, as compared to the same period in 2023.
For the three months ended September 30, 2024, equipment rentals represented 91 percent of total revenues for the specialty segment. For the three months ended September 30, 2024, specialty equipment rentals increased $219, or 23.9 percent, as compared to the same period in 2023, primarily due to the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 14.8 percent year-over-year excluding the revenue from the acquired Yak locations.
For the nine months ended September 30, 2024, equipment rentals represented 85 percent of total revenues. For the nine months ended September 30, 2024, equipment rentals of $9.607 billion increased $662, or 7.4 percent, as compared to the same period in 2023, primarily due to a 4.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.3 percent increase in average OEC.
For the nine months ended September 30, 2024, equipment rentals represented 83 percent of total revenues for the general rentals segment. For the nine months ended September 30, 2024, general rentals equipment rentals increased $92, or 1.4 percent, as compared to the same period in 2023.
For the nine months ended September 30, 2024, equipment rentals represented 91 percent of total revenues for the specialty segment. For the nine months ended September 30, 2024, specialty equipment rentals increased $570, or 23.4 percent, as compared to the same period in 2023, primarily due to the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 16.6 percent year-over-year excluding the revenue from the acquired Yak locations.
Sales of rental equipment. For the nine months ended September 30, 2024, sales of rental equipment represented approximately 10 percent of our total revenues. For the three months ended September 30, 2024, sales of rental equipment decreased 12.3 percent year-over-year, primarily due to changes in channel mix, and the continued normalization of the used equipment market, which resulted in lower pricing. For the nine months ended September 30, 2024, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the nine months ended September 30, 2024, sales of new equipment represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2024, sales of new equipment increased 48.1 percent and 12.0 percent, respectively, primarily due to the impact of the Yak acquisition.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2024, contractor supplies sales represented approximately 1 percent of our total revenues. For the three and nine months ended September 30, 2024, contractor supplies sales did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2024, service and other revenues represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2024, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2024
Equipment Rentals Gross Profit	$874	$568	$1,442
Equipment Rentals Gross Margin	37.6%	50.0%	41.6%
Three Months Ended September 30, 2023
Equipment Rentals Gross Profit	$872	$478	$1,350
Equipment Rentals Gross Margin	37.8%	52.1%	41.9%
Nine Months Ended September 30, 2024
Equipment Rentals Gross Profit	$2,357	$1,473	$3,830
Equipment Rentals Gross Margin	35.7%	49.1%	39.9%
Nine Months Ended September 30, 2023
Equipment Rentals Gross Profit	$2,323	$1,203	$3,526
Equipment Rentals Gross Margin	35.7%	49.5%	39.4%
General rentals. For the three months ended September 30, 2024, equipment rentals gross profit increased by $2, and equipment rentals gross margin decreased by 20 basis points, year-over-year.

For the nine months ended September 30, 2024, equipment rentals gross profit increased by $34, and equipment rentals gross margin was flat, year-over-year.
Specialty. For the three months ended September 30, 2024, equipment rentals gross profit increased by $90, and equipment rentals gross margin decreased by 210 basis points, year-over-year. Gross margin decreased primarily due to increased depreciation expense, including the impact of the Yak acquisition.
For the nine months ended September 30, 2024, equipment rentals gross profit increased by $270, and equipment rentals gross margin decreased by 40 basis points, year-over-year. Gross margin decreased primarily due to increased depreciation expense, including the impact of the Yak acquisition.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Total gross margin	41.3%	42.1%	(80) bps	40.1%	40.1%	— bps
Equipment rentals	41.6%	41.9%	(30) bps	39.9%	39.4%	50 bps
Sales of rental equipment	45.2%	49.5%	(430) bps	47.2%	49.9%	(270) bps
Sales of new equipment	15.6%	17.3%	(170) bps	18.3%	17.5%	80 bps
Contractor supplies sales	31.6%	28.2%	340 bps	31.0%	29.1%	190 bps
Service and other revenues	39.8%	40.5%	(70) bps	39.3%	39.3%	— bps
For the three months ended September 30, 2024, total gross margin decreased 80 basis points from the same period in 2023. Equipment rentals gross margin decreased 30 basis points from 2023. Gross margin from sales of rental equipment decreased 430 basis points from 2023, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2024).
For the nine months ended September 30, 2024, total gross margin was flat year-over-year. Equipment rentals gross margin increased 50 basis points from 2023, primarily due to decreased depreciation expense as a percentage of revenue. Gross margin from sales of rental equipment decreased 270 basis points from 2023, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2024).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Selling, general and administrative ("SG&A") expense	$416	$374	11.2%	$1,209	$1,134	6.6%
SG&A expense as a percentage of revenue	10.4%	9.9%	50 bps	10.7%	10.7%	— bps
Restructuring charge	1	5	(80.0)%	3	24	(87.5)%
Non-rental depreciation and amortization	109	107	1.9%	322	329	(2.1)%
Interest expense, net	178	163	9.2%	511	474	7.8%
Other income, net	(5)	(7)	(28.6)%	(12)	(19)	(36.8)%
Provision for income taxes	241	240	0.4%	593	564	5.1%
Effective tax rate	25.4%	25.5%	(10) bps	23.9%	24.4%	(50) bps

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the three months ended September 30, 2024 increased year-over-year primarily due to the impact of certain discrete expenses and normal variability in expense timing. SG&A expense as a percentage of revenue for the nine months ended September 30, 2024 was flat year-over-year.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The year-over-year decreases in restructuring charges for the three and nine months ended September 30, 2024 primarily reflect 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $383. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $18 as of September 30, 2024.
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
Interest expense, net for the three and nine months ended September 30, 2024 increased by 9.2 percent and 7.8 percent year-over-year, respectively, primarily reflecting increased average debt, including the debt issued to partially fund the Yak acquisition discussed above.
Other (income) expense, net primarily includes i) currency gains and losses, ii) finance charges, iii) gains and losses on sales of non-rental equipment and iv) other miscellaneous items.
The effective tax rates for 2024 and 2023 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges. The nine months ended September 30, 2023 additionally included the impact of the release of a valuation allowance on foreign tax credits.
Balance sheet. Prepaid expenses and other assets increased by $100, or 74.1 percent, from December 31, 2023 to September 30, 2024, primarily due to an increase in income taxes receivable which reflected required tax payments exceeding the estimated tax accruals. Goodwill increased by $913, or 15.4 percent, from December 31, 2023 to September 30, 2024, primarily due to the impact of the Yak acquisition, as discussed in note 3 to the condensed consolidated financial statements. Operating lease right-of-use assets increased by $156, or 14.2 percent, and operating lease liabilities increased by $126, or 14.1 percent, from December 31, 2023 to September 30, 2024, and both increases primarily reflected increased amounts of real estate and equipment leased under operating leases. Accounts payable increased by $311, or 34.4 percent, from December 31, 2023 to September 30, 2024, primarily due to seasonal increases in capital expenditures and business activities. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 7 to the condensed consolidated financial statements for further information on debt changes.

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
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We have repurchased $875 under the $1.5 billion program through September 30, 2024, and intend to repurchase a total of $1.25 billion under the program in 2024 and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes and expected 2024 repurchases) do not include the excise tax, which totaled $10 year-to-date through September 30, 2024. Since 2012, we have repurchased a total of $7.100 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of eight programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the nine months ended September 30, 2024 and 2023, we paid dividends totaling $326 ($4.89 per share) and $305 ($4.44 per share), respectively. On October 23, 2024, our Board of Directors declared a quarterly dividend of $1.63 per share, payable on November 27, 2024 to stockholders of record on November 13, 2024.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2024, we had cash and cash equivalents of $479. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2024:

ABL facility:
Borrowing capacity, net of letters of credit	$2,311
Outstanding debt, net of debt issuance costs (1)	1,915
Interest rate at September 30, 2024	6.2%
Average month-end principal amount of debt outstanding (1)	1,512
Weighted-average interest rate on average debt outstanding	6.4%
Maximum month-end principal amount of debt outstanding (1)	1,921
Accounts receivable securitization facility:
Borrowing capacity	76
Outstanding debt, net of debt issuance costs (2)	1,423
Interest rate at September 30, 2024	5.9%
Average month-end principal amount of debt outstanding (2)	1,197
Weighted-average interest rate on average debt outstanding	6.2%
Maximum month-end principal amount of debt outstanding (2)	1,424
 ___________________
(1)The outstanding and maximum amounts of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the facility to fund seasonal expenditures and acquisition activity.
(2)The outstanding and maximum amounts of debt under the accounts receivable securitization facility exceeded the average outstanding amount primarily due to normal usage of increased availability under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. The maximum amount of debt above reflects normal usage of the available borrowings based on the amount of the receivables in the collateral pool (see note 7 to the condensed consolidated financial statements for further detail). In May 2024, the accounts receivable securitization facility was amended, primarily to extend the maturity date and to increase the facility size from $1.3 billion to $1.5 billion, which also contributed to the difference in the average and maximum amounts outstanding.

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) share repurchases, (vi) dividends and (vii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of September 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance leases (1)	$24	$1,508	$70	$3,226	$1,699	$6,939	$13,466
Interest due on debt (2)	178	669	627	545	368	845	3,232
Operating leases (1)	86	328	290	238	184	381	1,507
Purchase obligations (3)	765	337	9	—	—	—	1,111
Total	$1,053	$2,842	$996	$4,009	$2,251	$8,165	$19,316
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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2024.
(3)    As of September 30, 2024, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2024 and 2025.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 21, 2024 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the nine months ended September 30, 2024, we (i) generated cash from operating activities of $3.498 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.119 billion and (iii) received cash from debt proceeds, net of payments, of $1.765 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.444 billion, (ii) purchase other companies for $1.342 billion, (iii) purchase shares of our common stock for $1.168 billion and (iv) pay dividends of $326. During the nine months ended September 30, 2023, we (i) generated cash from operating activities of $3.290 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.182 billion and (iii) received cash from debt proceeds, net of payments, of $543. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.345 billion, (ii) purchase other companies for $406, (iii) purchase shares of our common stock for $806 and (iv) pay dividends of $305.
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

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$3,498	$3,290
Payments for purchases of rental equipment	(3,178)	(3,078)
Payments for purchases of non-rental equipment and intangible assets	(266)	(267)
Proceeds from sales of rental equipment	1,069	1,136
Proceeds from sales of non-rental equipment	50	46
Insurance proceeds from damaged equipment	38	30
Free cash flow	$1,211	$1,157
Free cash flow for the nine months ended September 30, 2024 did not change significantly year-over-year.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2024, the indebtedness of our non-guarantors was comprised of (i) $1.423 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $121 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $12 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2024
Current receivable from non-guarantor subsidiaries	$2
Other current assets	498
Total current assets	500
Long-term assets	22,715
Total assets	23,215
Current liabilities	2,342
Long-term liabilities	15,380
Total liabilities	17,722
Nine Months Ended September 30, 2024
Total revenues	$10,261
Gross profit	4,151
Net income	1,690

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2024, we had an aggregate of $4.3 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 7 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2024 under these facilities. As of September 30, 2024, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $32 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2024, we had an aggregate of $9.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2024 would increase the fair value of our fixed rate indebtedness by approximately 3 percent. For additional information concerning the fair value of our fixed rate debt, see note 6 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a limited presence in Europe, Australia and New Zealand. During the nine months ended September 30, 2024, our foreign subsidiaries accounted for $987, or 9 percent, of our total revenue of $11.250 billion, and $178, or 7 percent, of our total pretax income of $2.479 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2024 to July 31, 2024	142,693	(1)	$690.37	141,878
August 1, 2024 to August 31, 2024	272,032	(1)	$697.57	271,568
September 1, 2024 to September 30, 2024	125,163	(1)	$706.62	124,016
Total	539,888		$697.76	537,462	$625,000,000
_________________
(1)In July 2024, August 2024 and September 2024, 815, 464 and 1,147 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 24, 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024. We intend to repurchase a total of $1.25 billion under this program in 2024, and then complete the program by the end of the first quarter of 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size and expected 2024 repurchases) do not include the excise tax, which totaled $10 million year-to-date through September 30, 2024.

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

UNITED RENTALS, INC.

Dated:	October 23, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 23, 2024	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer