Form 10-K
period 2024-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2025-01-29
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2024 there were 66,235,191 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2024 was approximately $37.8 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $646.73.
As of January 27, 2025, there were 65,307,098 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook, and include statements regarding the closing of the H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) acquisition. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•the impact of global economic conditions (including inflation, interest rates, supply chain constraints, trade wars and sanctions), geopolitical risks (including risks related to international conflicts) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
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
•trends in oil and natural gas, including significant increases in the prices of oil or natural gas, have in the past affected, and could in the future adversely affect, the demand for our services and products;
•competition from existing and new competitors;
•the cyclical nature of the industry in which we operate and the industries of our customers, such as those in the construction industry;
•costs we incur being more than anticipated, including as a result of inflation or tariffs, and the inability to realize expected savings in the amounts or time frames planned;
•our significant indebtedness (which totaled $13.4 billion at December 31, 2024 and which is expected to increase by approximately $4.9 billion in connection with the pending acquisition of H&E that is discussed in note 19 to the consolidated financial statements) requires us to use a substantial amount of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•the possibility that companies that we have acquired or may acquire (including H&E upon completion of the pending acquisition) could have undiscovered liabilities, or that companies or assets that we have acquired or may acquire (including H&E upon completion of the pending acquisition) could involve other unexpected costs, may strain our management capabilities, or may be difficult to integrate, and that we may not realize the expected benefits from an acquisition over the timeframe we expect, or at all;
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
•inability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all, as a result of insolvency, financial difficulties or other factors affecting our suppliers;
•increases in our maintenance and replacement costs and/or decreases in the residual value of our equipment;
1

•inability to sell our new or used fleet in the amounts, or at the prices, we expect;
•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with privacy, data protection and cyber incident reporting laws and regulations, and other significant disruptions to our information technology systems;
•risks related to severe weather events and other natural occurrences, and climate change regulation;
•risks related to our aspirational sustainability and safety goals, including our greenhouse gas intensity reduction goal;
•the fact that our holding company structure requires us to depend in part on distributions from subsidiaries and such distributions could be limited by contractual or legal restrictions;
•shortfalls in our insurance coverage or inability to obtain coverage on reasonable terms or at all;
•increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;
•the outcome or other potential consequences of litigation, regulatory and investigatory matters;
•incurrence of expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;
•risks related to, and the costs of complying with, environmental and safety laws and regulations;
•risks related to, and the costs of complying with, foreign laws and regulations, as well as other risks associated with non-U.S. operations, including currency exchange risk and tariffs;
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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2025.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a smaller presence in Europe, Australia and New Zealand. The table below presents key information about our business as of and for the years ended December 31, 2024 and 2023. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2024	2023
PERFORMANCE MEASURES
Total revenues (in millions)	$15,345	$14,332
Equipment rental revenue percent of total revenues	85%	84%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	3.5%	21.9%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	4.1%	(0.7)%
Contribution from ancillary and re-rent revenue (3)	1.9%	(0.4)%
Total equipment rental revenue variance	8.0%	19.3%
Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC		10.4%
Assumed year-over-year inflation impact (1)		(1.5)%
Fleet productivity (2)		2.8%
Contribution from ancillary and re-rent revenue (3)		(0.4)%
Total equipment rental revenue variance		11.3%
Key account percent of equipment rental revenue	68%	67%
National account percent of equipment rental revenue	44%	43%
FLEET
Fleet OEC (in billions)	$21.43	$20.66
Equipment units	1,120,000	995,000
Fleet age in months	51.3	52.4
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	40%	42%
Aerial work platforms	23%	25%
General tools and light equipment	9%	8%
Power and HVAC (heating, ventilating and air conditioning) equipment	11%	10%
Trench safety equipment	5%	5%
Fluid solutions equipment	7%	7%
Mobile storage equipment and modular office space	3%	3%
Surface protection mats (5)	2%	—%
LOCATIONS/PERSONNEL
Rental locations	1,686	1,584
Approximate range of branches per district	4-13	5-14
Approximate range of districts per region	5-10	6-11
Range of regions per division	2-7	3-6
Hourly employees	19,900	18,900
Salaried employees	8,000	7,400
Total employees	27,900	26,300
INDUSTRY
Estimated North American market share (6)	15%	15%
Estimated North American equipment rental industry revenue growth (6)	8%	12%
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	5%	4%
Largest supplier percent of capital expenditures	12%	15%
Top 10 supplier percent of capital expenditures	51%	48%

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
(4)We completed the acquisition of Ahern Rentals, Inc. (“Ahern Rentals”) in December 2022. The pro forma information includes the standalone, pre-acquisition results of Ahern Rentals. Pro forma information is not reflected above for 2024 versus 2023 because Ahern Rentals was fully included in our results for both years.
(5)As discussed in note 4 to the consolidated financial statements, in March 2024, we completed the acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”), which was a leading provider of surface protection mats. Prior to the Yak acquisition, we did not rent material amounts of such equipment.
(6)As discussed below (see “Industry Overview and Economic Outlook”), North American market share and equipment rental industry revenue are based on industry estimates (excluding party and event rentals) from the American Rental Association (“ARA”). As discussed above, in March 2024, we completed the acquisition of Yak. Estimated North American market share as of December 31, 2024 includes the standalone, pre-acquisition revenue of Yak.
Human Capital
The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain high-performing talent; ensure employees are supported and engaged so they can provide outstanding customer service; reward and support employees through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. See “Locations/Personnel” in the table above for information on employee counts.
The Company focuses on the following in managing its human capital:
•Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments designed to promote proper training of workers and prevention of injuries and incidents. All of our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate (TRIR), preventable motor vehicle incidents per million miles, corrective actions and near miss frequency and have disclosed an aspirational goal to further reduce our TRIR. We also recognize outstanding safety behaviors through our annual awards program.
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. Through the program, eligible employees can reduce medical plan costs if they complete a health assessment and participate in a biometric screening at work or off-site, and, in 2024, 56 percent of eligible employees did so. The program also includes (i) a paid day off to be used for a wellness exam or day of service, which was used by 91 percent of eligible employees in 2024, (ii) tobacco cessation support and (iii) participation incentives. Additionally, employees and family members can participate in virtual health challenges to encourage daily activity.
•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including paid time off, retirement savings plans, medical and prescription drug benefits, dental and vision benefits, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, parental leave, legal coverage, auto/home insurance, identity theft insurance and tuition assistance. Additionally, we have conducted five company-wide stock grant programs for employees since 2014 – the most recent grant took place in 2024.

•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. For example, voluntary employee turnover, which represents voluntary terminations during the year divided by average headcount during the year, was 11.9 percent, 12.4 percent and 13.1 percent for 2024, 2023 and 2022, respectively. We also conduct an annual employee experience survey, with Peakon (a Workday company) serving as administrator, which provides information on drivers of engagement and areas where we can improve. Our 2024 employee experience survey showed strong results with average responses ranging from 8.3 to 9.1 out of 10 in each of our four survey categories: Engagement (8.4), Belonging (8.3), Health & Wellbeing (8.4) and Safety Commitment (9.1). Our 2024 results were consistent with our strong 2023 results, with scores in all four categories flat or within 0.1 year-over-year. Our employee Net Promoter Score places us in the top five percent of the Peakon Benchmark for Commercial and Professional Services Companies for the Engagement category, in the top 10 percent for the Health & Wellbeing category and in the top 25 percent for the Belonging category. There is no external benchmark reference for our Safety Commitment category.
•Employee inclusion and engagement: Our commitment to inclusion is demonstrated through many efforts such as employee-led employee resource groups (“ERGs”). Our many ERGs are open to all employees and aim to foster a diverse and inclusive workplace by facilitating: networking and connecting with peers; education and awareness efforts; and professional development. As part of its inclusion efforts, the Company is committed to supporting its military veterans and has made the fair inclusion of veterans a priority, through its veterans ERG and external partnerships. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all employee conference calls, and utilize Workplace, a virtual collaboration platform for our employees, to engage with our full team. The Company also sponsors the United Compassion Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2024, employees voluntarily donated approximately $1.6 million to the fund, and employees received 845 grants totaling approximately $2.2 million.
•Training and development: The Company is committed to the continual development of its employees. We aim for all new hires to attend JumpSTART, a new hire orientation, to quickly acclimate them to our culture, as well as applicable new hires to attend Center of Excellence (job related) training within 90 days of hire. We offer a wide array of training solutions (instructor led in-person, virtual, digital, hands-on, e-learning and experience maps) for further development of our employees to help them achieve their career goals. In addition, as we did in 2024, we aim to regularly develop new training programs, launch pilot programs and expand leadership opportunities for our employees. In 2024, our employees enhanced their skills through approximately 1.2 million hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. Our performance process encourages employee check-ins throughout the year to discuss performance and career goals, as well as development opportunities at all levels across the Company.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a “one-stop” shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak in March 2024, which is discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals in December 2022, as well as the pending acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) that is discussed in note 19 to the consolidated financial statements, which is expected to close in the first quarter of 2025. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. We also have a smaller presence in Europe, Australia and New Zealand. See Item 2—Properties for further geographical detail on our rental network. In 2024, based on our classification of the vertical market segments in which our equipment was used:
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
Based on industry estimates (excluding party and event rentals) from the ARA, 2024 North American equipment rental industry revenue grew an estimated 8 percent year-over-year. In 2024, our full year rental revenue increased by 8.0 percent year-over-year, which included the impact of the Yak acquisition that was completed in March 2024 and is discussed in note 4 to the consolidated financial statements. Our estimated North American market share of approximately 15 percent as of December 31, 2024, which includes the standalone, pre-acquisition revenue of Yak, did not change materially from our market share as of December 31, 2023.
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
•Customer Care Center. We have a Customer Care Center (“CCC”) in Charlotte, North Carolina that handles all telephone calls to our customer service telephone line, 1-800-UR-RENTS. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, and allows us to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.
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
Our information technology systems are accessible to management, branch and call center personnel. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. Each branch is equipped with one or more computers that are electronically linked to our other locations and to our data center. Rental transactions can be entered at these computers, or through various web/mobile applications, to be processed on a real-time basis.
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
We have a back-up facility designed to enable business continuity for our core rental and financial systems in the event that our main computer facility becomes inoperative. This back-up facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.
Strong Brand Recognition. As the largest equipment rental company in the world, we have strong brand recognition, which helps us attract new customers and build customer loyalty.
Geographic and Customer Diversity. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand, and our global branch network includes 1,686 rental locations. See Item 2—Properties for further geographical detail on our branch network. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:
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
The specialty segment rents products (and provides setup and other services on such rented equipment) including (i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, (iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, (iv) mobile storage equipment and modular office space and (v) surface protection mats. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a smaller presence in Europe, Australia and New Zealand.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer a fleet of rental equipment with total OEC of $21.4 billion for rent on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; mobile storage equipment and modular office space; surface protection mats; and general tools and light equipment.
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
Competition
We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. The North American equipment rental industry is highly fragmented and competitive.
As discussed in note 4 to the consolidated financial statements, in March 2024, we completed the acquisition of Yak. As the largest equipment rental company in the industry, we estimate that we have an approximate 15 percent market share, which includes the standalone, pre-acquisition revenue of Yak, in North America based on 2024 total equipment rental industry revenues (excluding party and event rentals) as measured by the ARA. Estimated market share is calculated by dividing our total 2024 North American rental revenue, including the standalone, pre-acquisition revenue of Yak, by ARA’s forecasted 2024 industry revenue (excluding party and event rentals). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See “Industry Overview and Economic Outlook” above for a discussion of our end-markets.
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
Employees
Approximately 8,000 of our employees are salaried and approximately 19,900 are hourly. Collective bargaining agreements relating to approximately 164 separate locations cover approximately 1,800 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Our business has been and may in the future be adversely affected by economic conditions in the United States and globally. A worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end-markets and adversely affect our revenues and operating results, the effect of which could be exacerbated due to end-market concentration. Our general rental equipment and specialty equipment are used in connection with private non-residential construction and industrial activities. In the past, weakness in our end-markets has led to a decrease in the demand for our equipment and in the rates we realized. Such decreases have adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced.
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
•an increase in costs, including the cost of construction materials, as a result of inflation, tariffs or other factors;
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
These factors have in the past resulted, and could in the future result, in, among other things, weakness in our end-markets, reduced customer demand for equipment rentals, reduced availability and productivity of our employees, increased costs, delayed payments from our customers and uncollectible accounts, impacts to previously announced strategic plans or impacts to our ability to access funds from financial institutions and capital markets on terms favorable to us, or at all.
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
Trends in oil and natural gas prices have in the past adversely affected, and could again in the future adversely affect, the level of exploration, development and production activity of certain of our customers and the demand for our services and products.
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
Prices for oil and natural gas are subject to potentially large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Additionally, potential climate change regulation could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products. See “Operational Risks–Severe weather events and other natural occurrences may materially adversely impact our operations and markets.”
Increases in fuel costs or reduced supplies of fuel have in the past harmed, and could in the future again harm, our business.
We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, our business in the past has been, and in the future could be, adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations. Additionally, potential climate change regulation could increase the overall cost of fuel to us and have a material adverse effect on us. See “Operational Risks–Severe weather events and other natural occurrences may materially adversely impact our operations and markets.”

Risks Related to our Indebtedness and Liquidity
Our significant indebtedness exposes us to various risks.
At December 31, 2024, our total indebtedness was $13.4 billion (which is expected to increase by approximately $4.9 billion in connection with the pending acquisition of H&E that is discussed in note 19 to the consolidated financial statements, which is expected to close in the first quarter of 2025). Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. At December 31, 2024, we had $4.3 billion of indebtedness that bore interest at variable rates. As of December 31, 2024, our variable rate indebtedness represented 32 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for additional information related to interest rate risk.
To service our indebtedness, we require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
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
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar financial covenant provisions.
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
The amount of borrowings permitted under our ABL facility and the accounts receivable securitization facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.
The amount of borrowings permitted at any time under our ABL facility and the accounts receivable securitization facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL facility and the accounts receivable securitization facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, and, in the case of the ABL facility, certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under our ABL facility and/or the accounts receivable securitization facility, or limitations on the amounts we can borrow under our ABL facility and/or the accounts receivable securitization facility, may adversely affect our liquidity, results of operations and financial position.
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
We have historically achieved a significant portion of our growth through acquisitions and we will continue to consider potential acquisitions on a selective basis. From time to time we have also approached, or have been approached by, other public companies or large privately-held companies to explore consolidation opportunities. The pending acquisition of H&E that is discussed in note 19 to the consolidated financial statements, which is expected to close in the first quarter of 2025, is an example of our strategy of growth through acquisitions. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
Acquisitions, including the pending acquisition of H&E, entail certain risks, including:
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
Our failure to address these risks or other problems encountered in connection with any past or future acquisitions, including the pending acquisition of H&E, could cause us to fail to realize the anticipated benefits of the acquisitions over the timeframe we expect, or at all, cause us to incur unanticipated liabilities or harm our existing operations or our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
We would expect to pay for any future acquisitions using cash, capital stock, net proceeds from the issuance of notes, borrowings under our credit facilities and/or assumption of indebtedness. For example, financing for our pending acquisition of H&E may include the issuance of debt securities and/or term loan borrowings, in addition to borrowings under our existing ABL facility. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2024, we had $6.9 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•increases in interest rates or the aggregate principal amount of our outstanding indebtedness, and related increases in our interest expense and our debt service obligations;
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
In January 2024, our Board of Directors authorized a share repurchase program, under which we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $1.5 billion, excluding fees, commissions and other ancillary expenses. We have completed $1.25 billion of repurchases under the program as of December 31, 2024. We have paused repurchases under the program due to our pending acquisition of H&E. As discussed in note 19 to the consolidated financial statements, on January 13, 2025, we entered into a definitive merger agreement to acquire H&E, which is expected to close in the first quarter of 2025. We currently intend to complete the share repurchase program; however, we will re-evaluate the timing over which we expect to do so as we integrate H&E and assess other potential uses of capital, including paying down debt.
Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and legislative conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. For example, the Inflation Reduction Act imposes a one percent tax on stock repurchases, subject to certain adjustments, by publicly traded U.S. companies, including us, and may impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain our senior management staff will be successful. Moreover, in the past, we have experienced volatility in our stock price, and we may experience such volatility again in the future, which may make it more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or restricted stock units. This, in turn, could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.
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
We have been pursuing a general strategy of optimizing our field operations in order to address potential labor shortages, improve servicing capabilities, improve sales force effectiveness, and focus our sales force’s efforts on increasing revenue per account. We also continue to pursue strategies to improve productivity. The extent to which these efforts and strategies will achieve our desired efficiencies and goals in 2025 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
Our centralization of equipment and non-equipment purchases has resulted in us depending on, and being exposed to, the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the economic environment and other developments in their respective businesses. Insolvency, financial difficulties, consolidation among our suppliers, or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. The termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner, at a reasonable cost or at all.
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

Disruptions in our or our third-party vendors’ information technology systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
We rely on the continuous and uninterrupted performance of our and our third-party vendors’ information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. These systems may be subject to interruptions due to technological errors, bugs, defects or vulnerabilities, system capacity constraints, human errors, computer or communications failures, power loss, disruptions during upgrades or replacements of software or hardware or integrations of acquired businesses systems, adverse acts of nature and other unexpected events. Disruptions to our customers’ information technology systems could also adversely impact us. Any disruptions in these systems or the failure of these systems to operate as expected have in the past adversely affected, and could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. Although such disruptions and failures have not been material to date, we cannot guarantee that they will not be material in the future.
Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.
We depend on the security of our and our third-party vendors’ information technology systems to support numerous business processes and activities, including our online ordering system. There are numerous cybersecurity risks to these systems, including individual and group criminal hackers, industrial espionage, man-in-the-middle and denial of service attacks, viruses, malicious software (malware), employee error or malfeasance and phishing attacks. We also face cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities. Cyber threats are constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting and successfully defending against them. Successful breaches could, among other things, disrupt our operations, jeopardize the security of information stored in or transmitted by the sites, networks and systems, which include cloud-based networks and data center storage, or result in the unauthorized disclosure, theft and misuse of company, customer, and employee sensitive and confidential information. If this were to occur, we could be in violation of applicable privacy, data security and other laws, subjected to regulatory enforcement actions and private litigation, and our reputation and financial performance may be adversely affected.
Although we employ security measures to protect our data and systems, and, to our knowledge, so do our third-party vendors, these measures have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to infiltrate our systems. We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks, which have led, and could in the future lead to, disruptions in our online ordering or other systems, or the unauthorized release of confidential or otherwise protected information or corruption of data. We continuously develop and enhance our controls, processes and practices to protect our systems, computers, software, data and networks from attack, damage, vulnerabilities or unauthorized access. This continued development and enhancement requires us to expend significant resources. However, we may not anticipate or combat all types of future attacks until after they have been launched, and there is no guarantee that the measures we take will be adequate to safeguard against all threats. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Certain of our software applications are also hosted by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
We collect, use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, customers, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. New laws may add a broad array of requirements on how we handle or use information, increase our compliance obligations and impose new and greater monetary fines for privacy violations. For example, the European Union’s (“EU”) General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) has stringent data protection requirements and provides for significant penalties. Non-compliance could lead to lower revenues, increased costs (including fines, which could be significant) and other material adverse effects on our results of operations. Countries such as the United Kingdom (the “UK”) have implemented the GDPR through their own legislation and other countries in which we operate have proposed or adopted their own data protection legislation. In addition, in the United States, a growing number of states have enacted different laws regarding personal information and privacy that impose significant new requirements on consumer personal information. Although we monitor and assess the impact of these laws and regulations, and regularly update our systems to protect our data and comply with these laws, their interpretation and enforcement are uncertain and subject to change, and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could include substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and financial performance. These laws and regulations are broad in scope, complex, and subject to evolving interpretations and increasing enforcement, and we have incurred costs to monitor compliance and have altered our practices, and may have to do so again in the future. Moreover, certain new and existing data privacy laws and regulations diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements has in the past required, and could in the future require, us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability.
Severe weather events or other natural occurrences may materially adversely impact our operations and markets.
As severe weather events and other natural occurrences become increasingly common, our or our customers’ operations may be disrupted, which could result in increased operational costs or reduced demand for our products and services, and the increased incidence of severe weather and other natural occurrences may also reduce the availability or increase the cost of insurance for such events. In addition, severe weather events and other natural occurrences may impact the global economy, including as a result of disruptions to supply chains. While we have invested in the administration of programs and physical loss prevention improvements to mitigate the risk of natural disasters causing disruption to our ability to serve our customers and communities in times of need, extended periods of disruptions could have an adverse effect on our results of operations. We anticipate that these risks will increase over time.
Regulators’ and stakeholders’ requirements and expectations on environmental, social and sustainability-related topics continue to evolve and diverge, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations.
Environmental and social topics, such as climate change and diversity, as well as companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders. The U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies on these topics, including the imposition of caps or taxes on greenhouse gas emissions from certain sectors or facility categories, disclosure of corporate greenhouse gas emissions, and limitations on diversity, equity and inclusion programs. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspectives on these topics, which are continuing to evolve. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and subject us to legal and operational risks, any of which could have a material adverse effect on our business.

We are subject to risks related to our ability to meet our aspirational sustainability and safety goals, including our greenhouse gas intensity reduction goal, which, if not achieved, could damage our reputation and have an adverse effect on our financial performance.
Although we have announced aspirational sustainability and safety goals, including our greenhouse gas intensity reduction goal, our efforts to provide more low- and zero-emissions equipment to our customers and our efforts to provide customers with tools to monitor and manage their environmental impacts, there can be no assurance that our shareholders and other stakeholders will agree with our goals and strategies or be satisfied with our efforts to attain such goals. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed (or may fail) to achieve our goals or to effectively respond to new or additional legal or regulatory requirements, could adversely affect our business, reputation and exposure to legal risks. Our ability to execute on our aspirational sustainability and safety goals is subject to numerous risks and uncertainties, many of which are outside of our control, including, but not limited to, our ability to achieve our goals within the expected timeframes and the currently projected cost ranges; the availability and cost of renewable energy; the availability and cost of low- and zero-emissions equipment and vehicles for our rental fleet; the availability and cost of low- and zero-emissions vehicles for our sales, service and delivery non-rental fleet; compliance with global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of low- and zero-emissions equipment; the accuracy of the assumptions used to estimate customers’ emissions in our emissions tracking tool in Total Control®; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to successfully achieve our aspirational sustainability and safety goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.
Our growing specialty reportable segment, as well as our tools and onsite services offerings, presents new and expanded risks, which may increase as we engage in new activities and provide new services.
Our specialty reportable segment has accounted for an increasing portion of our business and revenues in recent years. Specialty segment revenues constituted 29.3 percent of our revenues for the year ended December 31, 2024, as compared to 7.3 percent of our revenues for the year ended December 31, 2013. In connection with the expansion of the specialty segment, we have expanded the scope of services we provide to customers; for example, we advise customers on the compatibility of our equipment with various applications, collaborate and consult with customers on certain aspects of civil construction projects, design and erect scaffolding, and design electrical pump systems. To the extent we engage in those and other similar activities, we have faced, and will continue to face, increased legal, reputational and operational risks. These new or expanded business activities also expose us to new or different types of risks, including risks related to spills, unauthorized use of equipment, system failure, ineffectiveness of the solutions and products we provide, and hazardous material issues and interference. We have been, and may in the future be, subject to various claims in connection with these activities and services, and the associated risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time, particularly as we engage in new business activities where we do not have historical experience. Although we have insurance to protect ourselves against claims in connection with these activities, we cannot guarantee that any insurance coverage will be sufficient or that we will continue to be able to obtain such coverage at reasonable rates or at all. See also “We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.”
Our rental fleet is subject to residual value risk upon disposition and may not sell at the prices or in the quantities we expect.
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
Our operations in Canada, Europe, Australia and New Zealand are subject to the risks normally associated with international operations. These include the need to (i) convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) comply with foreign laws and regulations, as well as U.S. laws and regulations, applicable to our operations in foreign jurisdictions. Changes in such laws or regulations, or any material failure to comply with any applicable laws or regulations, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways. In addition, laws or regulations or the interpretations thereof can conflict among jurisdictions, and compliance in one jurisdiction could result in legal or reputational risks in another jurisdiction. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for additional information related to currency exchange risk.
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
In the ordinary course of our business operations, we are exposed to a variety of potential claims. These claims include those relating to personal injuries or property damage arising from: (i) the use and/or operation of our rented or sold equipment, (ii) motor vehicle accidents involving our vehicles and our employees, and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations and we also self-insure for certain types of claims. However, such insurance and self-insurance may not fully cover these claims for a number of reasons, including:
•our insurance policies, reflecting a program structure that we believe reflects market conditions for companies of our size, are often subject to significant deductibles or self-insured retentions;
•our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss, but is subject to a deductible for company reimbursement coverage;
•we do not currently maintain Company-wide stand-alone first party coverage for environmental liability (other than legally required and third-party site pollution coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and
•certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third-party lawsuits, might not be covered by our insurance.
We establish and evaluate our loss reserves on a semi-annual basis to address casualty claims, or portions thereof, not covered by our insurance policies or self-insurance. To the extent that we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. It is also possible that some or all of the insurance that is currently available to us from third parties will not be available in the future on economically reasonable terms or at all.
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
Our 1,433 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as employee safety, consumer rights, privacy, employee benefits and more. In addition, there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Changes to income tax laws or regulations in the U.S. and other jurisdictions where we operate could increase our tax liability and adversely impact our financial results.
We are subject to income taxes in the U.S. and other jurisdictions where we operate. Changes to income tax laws and regulations in any of the jurisdictions where we operate could adversely affect our overall tax liability and adversely impact our financial results. In addition, we are subject to tax audits in the various jurisdictions in which we operate. Given the complexity of the current and changing tax laws and regulations, tax authorities may disagree with certain positions we have taken, or may in the future take, and assess additional taxes, which could have a material impact on our effective tax rate and adversely impact our financial results and cash flows.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 1,800 employees who are represented by unions and covered by collective bargaining agreements and approximately 26,100 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the “Board”). The Board, Audit Committee, senior management and the Enterprise Risk Management Council (a taskforce comprised of senior representatives from primary corporate functions as well as senior representatives from field operations) devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (“IT”) security team reviews enterprise risk management-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the Enterprise Risk Management Council’s framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. In the event we identify a cybersecurity incident, we have defined procedures to respond to and remediate such incident. These policies and procedures go through an internal review process and are approved by appropriate members of management.
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
We have continued to expand investments in IT security to mitigate cybersecurity risks, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee performs an annual review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. Further, at least annually, the Board receives updates on the Company’s Crisis Management Plan, which covers, among other things, potential cybersecurity incidents, data privacy and its compliance programs. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, in 2024, the Board hosted an expert to discuss developments in the cybersecurity threat landscape and current cybersecurity trends across industries.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, and how, if realized, those risks are reasonably likely to materially affect us, see the risk factor entitled “Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents” in Item 1A- Risk Factors.
Item 2.     Properties
As of January 1, 2025, we operated 1,686 rental locations. 1,433 of these locations are in the United States, 158 are in Canada, 39 are in Europe and 56 are in our Australasia network (which is comprised of our locations in Australia and New Zealand). The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and specialty (S) segments.

United States
●	Alabama (GR 33, S 10)	●	Maine (GR 4, S 1)	●	Oklahoma (GR 26, S 9)
●	Alaska (GR 2)	●	Maryland (GR 16, S 8)	●	Oregon (GR 13, S 7)
●	Arizona (GR 24, S 9)	●	Massachusetts (GR 19, S 6)	●	Pennsylvania (GR 24, S 9)
●	Arkansas (GR 14, S 4)	●	Michigan (GR 12, S 8)	●	Puerto Rico (GR 2)
●	California (GR 95, S 44)	●	Minnesota (GR 13, S 5)	●	Rhode Island (GR 2)
●	Colorado (GR 17, S 6)	●	Mississippi (GR 14, S 4)	●	South Carolina (GR 30, S 10)
●	Connecticut (GR 7, S 3)	●	Missouri (GR 22, S 9)	●	South Dakota (GR 2)
●	Delaware (GR 3, S 1)	●	Montana (GR 2)	●	Tennessee (GR 33, S 14)
●	Florida (GR 61, S 37)	●	Nebraska (GR 5, S 2)	●	Texas (GR 123, S 51)
●	Georgia (GR 40, S 15)	●	Nevada (GR 16, S 10)	●	Utah (GR 10, S 5)
●	Idaho (GR 7, S 5)	●	New Hampshire (GR 1, S 2)	●	Vermont (GR 2, S 1)
●	Illinois (GR 17, S 11)	●	New Jersey (GR 13, S 10)	●	Virginia (GR 28, S 17)
●	Indiana (GR 15, S 5)	●	New Mexico (GR 9, S 5)	●	Washington (GR 26, S 12)
●	Iowa (GR 10, S 4)	●	New York (GR 26, S 7)	●	West Virginia (GR 8, S 4)
●	Kansas (GR 16, S 5)	●	North Carolina (GR 36, S 14)	●	Wisconsin (GR 11, S 7)
●	Kentucky (GR 14, S 6)	●	North Dakota (GR 5)	●	Wyoming (GR 5)
●	Louisiana (GR 42, S 15)	●	Ohio (GR 25, S 16)

	Canada		Europe		Australasia
●	Alberta (GR 24, S 12)	●	Belgium (S 7)	●	Australia (S 37)
●	British Columbia (GR 26, S 7)	●	France (S 6)	●	New Zealand (S 19)
●	Manitoba (GR 5, S 2)	●	Germany (S 7)
●	New Brunswick (GR 5, S 1)	●	Netherlands (S 15)
●	Newfoundland (GR 5)	●	United Kingdom (S 4)
●	Nova Scotia (GR 4, S 1)
●	Ontario (GR 30, S 10)
●	Prince Edward Island (GR 1)
●	Quebec (GR 10, S 6)
●	Saskatchewan (GR 7, S 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 127 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 17,300 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 45 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2030. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2028, and in Scottsdale, Arizona, where we occupy approximately 20,000 square feet under a lease that expires in 2029. Further, we maintain a shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031.

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2025, there were 62 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Issuer Purchases of Equity Securities
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2024 to October 31, 2024	141,641	(1)	$815.81	141,412
November 1, 2024 to November 30, 2024	179,442	(1)	$833.52	147,720
December 1, 2024 to December 31, 2024	175,242	(1)	$785.14	173,008
Total	496,325		$811.38	$462,140	$250,000,268
(1)In October 2024, November 2024 and December 2024, 229, 31,722 and 2,234 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 24, 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024. We have paused repurchases under the program due to our pending acquisition of H&E. As discussed in note 19 to the consolidated financial statements, on January 13, 2025, we entered into a definitive merger agreement to acquire H&E, which is expected to close in the first quarter of 2025. We currently intend to complete the share repurchase program; however, we will re-evaluate the timing over which we expect to do so as we integrate H&E and assess other potential uses of capital. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size) do not include the excise tax, which totaled $13 million for the year ended December 31, 2024.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data
Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
We have omitted discussions comparing 2023 and 2022 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. In 2022, for example, we intentionally held back on sales of rental equipment to ensure we had sufficient rental capacity for our customers. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased in recent years. For example, in March 2024, United Rentals (North America), Inc. (“URNA”) issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 6.3 percent in 2024 and 1.4 percent in 2021. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs and interest rate fluctuations may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face. See “Item 1. Business-Industry Overview and Economic Outlook” for a discussion of our end-markets, and Item 1A- Risk Factors for further discussion of the risks related to us and our business.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,686 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand (see Item 2—Properties for further detail). Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $21.4 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2024, equipment rental revenues represented 85 percent of our total revenues.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a “one-stop” shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”) in March 2024, which is discussed in note 4 to the consolidated financial statements, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. (“Ahern Rentals”) in December 2022, as well as the pending acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) that is discussed below, which is expected to close in the first quarter of 2025. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2024:
•Equipment rentals increased 8.0 percent year-over-year, including the impact of the Yak acquisition that is discussed in note 4 to the consolidated financial statements;
•Average OEC increased 3.5 percent year-over-year;
•Fleet productivity increased 4.1 percent including the impact of the Yak acquisition, and increased 2.7 percent excluding the impact of the Yak acquisition; and
•68 percent of equipment rental revenue was derived from key accounts. Key accounts are each managed by a single point of contact to enhance customer service.
Pending Acquisition of H&E
On January 13, 2025, we entered into an Agreement and Plan of Merger (the “H&E Merger Agreement”) that provides for our acquisition of H&E. Pursuant to the H&E Merger Agreement, we expect to acquire H&E for $92 per share in cash, reflecting a total enterprise value of approximately $4.8 billion, including approximately $1.4 billion of net debt. H&E provides its customers with a comprehensive mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other general and specialty lines of equipment. With approximately $2.9 billion of rental fleet at original cost as of September 30, 2024, H&E serves a diverse mix of customers across both construction and industrial markets through its network of approximately 160 branches in over 30 U.S. states. For the 12 months ending September 30, 2024, H&E had revenues of $1.518 billion.
The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding H&E common shares and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We commenced a tender offer on January 28, 2025 to acquire all of the outstanding shares of H&E common stock for $92 per share in cash. Following completion of the tender offer, we intend to acquire all remaining shares not tendered in the offer through a second-step merger at the same price as in the tender offer. The transaction is expected to close in the first quarter of 2025.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2024, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business (see note 12 to the consolidated financial statements for further discussion of our debt instruments):
•Issued $1.1 billion aggregate principal amount of 6 1/8 percent Senior Notes due 2034. The issued debt, together with drawings on our ABL facility, was used to fund the Yak acquisition that is discussed in note 4 to the consolidated financial statements;
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
As of December 31, 2024, we had available liquidity of $2.845 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We repurchased $1.25 billion under this program in 2024. We have paused repurchases under the program due to our pending acquisition of H&E. As discussed above, on January 13, 2025, we entered into a definitive merger agreement to acquire H&E, which is expected to close in the first quarter of 2025. We currently intend to complete the share repurchase program; however, we will re-evaluate the timing over which we expect to do so as we integrate H&E and assess other potential uses of capital. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $13 in 2024.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and in 2024 and 2023, we paid dividends totaling $434 ($6.52 per share) and $406 ($5.92 per share), respectively. On January 29, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on February 26, 2025 to stockholders of record as of February 12, 2025.
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2024 are presented below.

	Year Ended December 31,
	2024	2023	2022
Net income	$2,575	$2,424	$2,105
Diluted earnings per share	$38.69	$35.28	$29.65

Net income and diluted earnings per share for each of the three years in the period ended December 31, 2024 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Year Ended December 31,
	2024		2023		2022
Tax rate applied to items below	25.3%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(143)	$(2.14)	$(160)	$(2.33)	$(126)	$(1.79)
Impact on depreciation related to acquired fleet and property and equipment (2)	(102)	(1.53)	(113)	(1.65)	(40)	(0.56)
Impact of the fair value mark-up of acquired fleet (3)	(47)	(0.71)	(81)	(1.17)	(20)	(0.29)
Restructuring charge (4)	(2)	(0.04)	(21)	(0.31)	—	—
Asset impairment charge (5)	(3)	(0.05)	—	—	(2)	(0.03)
Loss on repurchase/redemption/amendment of debt (6)	(1)	(0.01)	—	—	(13)	(0.18)

(1)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the “major acquisitions,” each of which had annual revenues of over $200 prior to acquisition).
(2)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment. The increase in 2023 primarily reflects the impact of the Ahern Rentals acquisition.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The year-over-year increase in 2023 and decrease in 2024 primarily reflect the impact of the Ahern Rentals acquisition.

(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see “Results of Operations-Other costs/(income)-restructuring charges” below. The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2024, there were no open restructuring programs.
(5)This reflects write-offs of leasehold improvements and other fixed assets.
(6)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge, stock compensation expense, net, and the impact of the fair value mark-up of acquired fleet. See below for further detail on each adjusting item. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
Net income	$2,575	$2,424	$2,105
Provision for income taxes	813	787	697
Interest expense, net	691	635	445
Depreciation of rental equipment	2,466	2,350	1,853
Non-rental depreciation and amortization	437	431	364
EBITDA	6,982	6,627	5,464
Restructuring charge (1)	3	28	—
Stock compensation expense, net (2)	112	94	127
Impact of the fair value mark-up of acquired fleet (3)	63	108	27
Adjusted EBITDA	$7,160	$6,857	$5,618
Net income margin	16.8%	16.9%	18.1%
Adjusted EBITDA margin	46.7%	47.8%	48.3%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$4,546	$4,704	$4,433
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(15)	(14)	(13)
Gain on sales of rental equipment	710	786	566
Gain on sales of non-rental equipment	17	21	9
Insurance proceeds from damaged equipment	51	38	32
Restructuring charge (1)	(3)	(28)	—
Stock compensation expense, net (2)	(112)	(94)	(127)
Loss on repurchase/redemption/amendment of debt (4)	(1)	—	(17)
Changes in assets and liabilities	121	107	(151)
Cash paid for interest	674	614	406
Cash paid for income taxes, net	994	493	326
EBITDA	6,982	6,627	5,464
Add back:
Restructuring charge (1)	3	28	—
Stock compensation expense, net (2)	112	94	127
Impact of the fair value mark-up of acquired fleet (3)	63	108	27
Adjusted EBITDA	$7,160	$6,857	$5,618
_________________

(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see “Results of Operations-Other costs/(income)-restructuring charges” below. The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2024, there were no open restructuring programs.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The year-over-year increase in 2023 and decrease in 2024 primarily reflect the impact of the Ahern Rentals acquisition.
(4)This primarily reflects the difference between the net carrying amount and the total purchase price of the redeemed notes.
For the year ended December 31, 2024, year-over-year, net income increased $151, or 6.2 percent, and net income margin decreased 10 basis points to 16.8 percent (because net income margin did not change significantly year-over-year, further explanation of the change is not included herein). For the year ended December 31, 2024, year-over-year, adjusted EBITDA increased $303, or 4.4 percent, and adjusted EBITDA margin decreased 110 basis points to 46.7 percent.
The year-over-year decrease in the adjusted EBITDA margin primarily reflects a 50 basis point decrease in equipment rentals gross margin (excluding depreciation and stock compensation expense) and a 600 basis point decrease in gross margin from sales of rental equipment (excluding the adjustment reflected in the table above for the impact of the fair value mark-up of acquired fleet). The decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflects the (i) impact of a higher proportion of 2024 revenue from ancillary revenues, which generate lower margins than owned equipment rentals, (ii) inflation and (iii) normal cost variability. The decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet) primarily reflects the continued normalization of the used equipment market, including pricing.
Revenues. Revenues for each of the three years in the period ended December 31, 2024 were as follows:

	Year Ended December 31,			Change
	2024	2023	2022	2024	2023
Equipment rentals*	$13,029	$12,064	$10,116	8.0%	19.3%
Sales of rental equipment	1,521	1,574	965	(3.4)%	63.1%
Sales of new equipment	282	218	154	29.4%	41.6%
Contractor supplies sales	155	146	126	6.2%	15.9%
Service and other revenues	358	330	281	8.5%	17.4%
Total revenues	$15,345	$14,332	$11,642	7.1%	23.1%
*Equipment rentals variance components:
Year-over-year change in average OEC				3.5%	21.9%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				4.1%	(0.7)%
Contribution from ancillary and re-rent revenue (3)				1.9%	(0.4)%
Total change in equipment rentals				8.0%	19.3%
*Pro forma equipment rentals variance components (4):
Year-over-year change in average OEC					10.4%
Assumed year-over-year inflation impact (1)					(1.5)%
Fleet productivity (2)					2.8%
Contribution from ancillary and re-rent revenue (3)					(0.4)%
Total change in equipment rentals					11.3%
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
(4)We completed the acquisition of Ahern Rentals in December 2022. The pro forma information includes the standalone, pre-acquisition results of Ahern Rentals. Pro forma information is not reflected above for 2024 versus 2023 because Ahern Rentals was fully included in our results for both years.

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these “ancillary fees” represented approximately 17 percent of equipment rental revenue in 2024. Delivery and pick-up revenue, which represented approximately eight percent of equipment rental revenue in 2024, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2024 total revenues of $15.3 billion increased 7.1 percent compared with 2023. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the year ended December 31, 2024). Equipment rentals increased 8.0 percent, primarily due to a 4.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.5 percent increase in average OEC. Fleet productivity increased 2.7 percent excluding the impact of the Yak acquisition. Sales of rental equipment did not change significantly year-over-year.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $297 or $391, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $29. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $44 or $66, respectively.
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
Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We estimate the fair value of our reporting units using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2024, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, including our Matting Solutions reporting unit, which was created following the March 2024 acquisition of Yak that is discussed in note 4 to the consolidated financial statements and which includes the assets acquired in the Yak acquisition, and our Mobile Storage reporting unit, which is discussed below associated with the goodwill impairment test that was conducted as of October 1, 2023, had estimated fair values which exceeded their respective carrying amounts by at least 60 percent.
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
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment, property and equipment, lease assets and other intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. During each of the three years in the period ended December 31, 2024, we recognized asset impairment charges, primarily in depreciation of rental equipment in our consolidated statements of income, that were not significant to our operating results ($4 or less for each year).
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

Results of Operations
As discussed in note 5 to our consolidated financial statements, our reportable segments are general rentals and specialty. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. This segment operates throughout the United States and Canada. The specialty segment rents products (and provides setup and other services on such rented equipment) including (i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, (iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, (iv) mobile storage equipment and modular office space, and (v) surface protection mats. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a smaller presence in Europe, Australia and New Zealand.
As discussed in note 5 to our consolidated financial statements, our general rentals reporting segment reflects the aggregation of four geographic divisions—Central, Northeast, Southeast and West. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended December 31, 2024, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Year Ended December 31, 2024
Equipment rentals	$8,945	$4,084	$13,029
Sales of rental equipment	1,328	193	1,521
Sales of new equipment	159	123	282
Contractor supplies sales	87	68	155
Service and other revenues	326	32	358
Total revenue	$10,845	$4,500	$15,345
Year Ended December 31, 2023
Equipment rentals	$8,803	$3,261	$12,064
Sales of rental equipment	1,411	163	1,574
Sales of new equipment	95	123	218
Contractor supplies sales	89	57	146
Service and other revenues	299	31	330
Total revenue	$10,697	$3,635	$14,332
Year Ended December 31, 2022
Equipment rentals	$7,345	$2,771	$10,116
Sales of rental equipment	835	130	965
Sales of new equipment	73	81	154
Contractor supplies sales	81	45	126
Service and other revenues	250	31	281
Total revenue	$8,584	$3,058	$11,642
Equipment rentals. Equipment rentals represented 85 percent of total revenues in 2024. 2024 equipment rentals of $13.0 billion increased 8.0 percent year-over-year, primarily due to a 4.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.5 percent increase in average OEC. Fleet productivity increased 2.7 percent excluding the impact of the Yak acquisition.
On a segment basis, equipment rentals represented 82 percent and 91 percent of total revenues for general rentals and specialty, respectively. General rentals equipment rentals increased 1.6 percent as compared to 2023. Specialty rentals increased 25.2 percent as compared to 2023, primarily due to the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 16.9 percent year-over-year excluding the revenue from the acquired Yak locations.
Sales of rental equipment. For the three years in the period ended December 31, 2024, sales of rental equipment represented approximately 10 percent of our total revenues. 2024 sales of rental equipment of $1.5 billion did not change significantly year-over-year.
Sales of new equipment. For the three years in the period ended December 31, 2024, sales of new equipment represented approximately 2 percent of our total revenues. 2024 sales of new equipment of $282 increased 29.4 percent from 2023, primarily due to the impact of the Yak acquisition and supply chain normalization.
Contractor supplies sales. For the three years in the period ended December 31, 2024, sales of contractor supplies represented approximately 1 percent of our total revenues. 2024 sales of contractor supplies did not change significantly from 2023.
Service and other revenues. For the three years in the period ended December 31, 2024, service and other revenues represented approximately 2 percent of our total revenues. 2024 service and other revenues did not change significantly from 2023.
 Fourth Quarter Items. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2024 or 2023 that had a material impact on our financial statements.
Segment Equipment Rentals Gross Profit

See note 5 to our consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2024 were as follows:

	General rentals	Specialty	Total
2024
Equipment Rentals Gross Profit	$3,232	$1,966	$5,198
Equipment Rentals Gross Margin	36.1%	48.1%	39.9%
2023
Equipment Rentals Gross Profit	$3,219	$1,595	$4,814
Equipment Rentals Gross Margin	36.6%	48.9%	39.9%
2022
Equipment Rentals Gross Profit	$2,905	$1,340	$4,245
Equipment Rentals Gross Margin	39.6%	48.4%	42.0%

General rentals. For the three years in the period ended December 31, 2024, general rentals accounted for 71 percent of total equipment rentals and 66 percent of total equipment rentals gross profit. For the year ended December 31, 2024, general rentals’ equipment rentals gross profit increased by $13, and equipment rentals gross margin decreased by 50 basis points, from 2023, primarily due to the impact of inflation and normal cost variability, including increases in insurance and certain other costs.
Specialty. For the year ended December 31, 2024, equipment rentals gross profit increased by $371, and equipment rentals gross margin decreased by 80 basis points from 2023. Gross margin decreased primarily due to increased depreciation expense, which largely reflected the impact of the Yak acquisition.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2024	2023	2022	2024	2023
Total gross margin	40.1%	40.6%	42.9%	(50) bps	(230) bps
Equipment rentals	39.9%	39.9%	42.0%	— bps	(210) bps
Sales of rental equipment	46.7%	49.9%	58.7%	(320) bps	(880) bps
Sales of new equipment	18.8%	17.9%	19.5%	90 bps	(160) bps
Contractor supplies sales	33.5%	32.2%	33.3%	130 bps	(110) bps
Service and other revenues	38.3%	38.5%	40.2%	(20) bps	(170) bps
2024 gross margin of 40.1 percent decreased 50 basis points from 2023. Equipment rentals gross margin for 2024 was flat year-over-year. Gross margin from sales of rental equipment decreased 320 basis points from 2023, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2024).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2024:

	Year Ended December 31,			Change
	2024	2023	2022	2024	2023
Selling, general and administrative (“SG&A”) expense	$1,645	$1,527	$1,400	7.7%	9.1%
SG&A expense as a percentage of revenue	10.7%	10.7%	12.0%	— bps	(130) bps
Restructuring charge	3	28	—	(89.3)%	—
Non-rental depreciation and amortization	437	431	364	1.4%	18.4%
Interest expense, net	691	635	445	8.8%	42.7%
Other income, net	(14)	(19)	(15)	(26.3)%	26.7%
Provision for income taxes	813	787	697	3.3%	12.9%
Effective tax rate	24.0%	24.5%	24.9%	(50) bps	(40) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the year ended December 31, 2024 was flat year-over-year.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The year-over-year decrease in restructuring charges for the year ended December 31, 2024 primarily reflects 2023 charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $383. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $17 as of December 31, 2024.
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
Interest expense, net for the year ended December 31, 2024 increased by 8.8 percent year-over-year primarily due to increased average debt, including the debt issued to partially fund the Yak acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.
Balance sheet. Prepaid expenses and other assets increased by $100, or 74.1 percent, from December 31, 2023 to December 31, 2024, primarily due to an increase in income taxes receivable which reflected required tax payments exceeding the estimated tax accruals (see note 6 to the consolidated financial statements for further detail). Operating lease right-of-use assets increased by $238, or 21.7 percent, and operating lease liabilities increased by $194, or 21.7 percent, from December 31, 2023 to December 31, 2024, and both increases primarily reflected increased amounts of real estate and equipment leased under operating leases. Accounts payable decreased by $157, or 17.3 percent, from December 31, 2023 to December 31, 2024, primarily reflecting normal variability in business activity and the timing of payments. See the consolidated statements of cash flows for further information on changes in cash and cash equivalents, the consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity, note 8 for further detail on property and equipment, net, note 9 for further detail on goodwill, note 10 for further detail on accrued expenses and other liabilities, and note 12 for further detail on short-term and long-term debt.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See “Financial Overview” above for a summary of the 2024 capital structure actions taken to improve our financial flexibility and liquidity.

In October 2022, our Board of Directors authorized a $1.25 billion share repurchase program, which was completed in the first quarter of 2024. In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in March 2024, following the completion of the $1.25 billion program. We repurchased $1.25 billion under this program in 2024. We have paused repurchases under the program due to our pending acquisition of H&E. As discussed in note 19 to the consolidated financial statements, on January 13, 2025, we entered into a definitive merger agreement to acquire H&E, which is expected to close in the first quarter of 2025. We currently intend to complete the share repurchase program; however, we will re-evaluate the timing over which we expect to do so as we integrate H&E and assess other potential uses of capital. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $13 in 2024. Since 2012, we have repurchased a total of $7.478 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of eight programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We did not pay any dividends prior to 2023, and during 2024 and 2023, we paid dividends totaling $434 ($6.52 per share) and $406 ($5.92 per share), respectively. On January 29, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on February 26, 2025 to stockholders of record as of February 12, 2025.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2024, we had cash and cash equivalents of $457. Cash equivalents at December 31, 2024 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2024:

ABL facility:
Borrowing capacity, net of letters of credit	$1,973
Outstanding debt, net of debt issuance costs (1)	2,253
Interest rate at December 31, 2024	5.6%
Average month-end principal amount of debt outstanding (1)	1,634
Weighted-average interest rate on average debt outstanding	6.2%
Maximum month-end principal amount of debt outstanding (1)	2,259
Accounts receivable securitization facility (2):
Borrowing capacity	415
Outstanding debt, net of debt issuance costs	1,085
Interest rate at December 31, 2024	5.4%
Average month-end principal amount of debt outstanding (3)	1,219
Weighted-average interest rate on average debt outstanding	6.1%
Maximum month-end principal amount of debt outstanding (3)	1,424
_________________
(1)    The outstanding and maximum amounts of debt under the ABL facility exceeded the average outstanding amount primarily due to the use of borrowings under the facility to fund seasonal expenditures and acquisition activity.
(2)    As discussed in note 12 to the consolidated financial statements, the accounts receivable securitization facility expires on June 24, 2025 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
(3)    The maximum amount of debt under the accounts receivable securitization facility exceeded the average outstanding amount primarily due to normal usage of increased availability under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. The maximum amount of debt above reflects normal usage of the available borrowings based on the amount of the receivables in the collateral pool (see note 12 to the consolidated financial statements for further detail). In May 2024, the accounts receivable securitization facility was amended, primarily to extend the maturity date and to increase the facility size from $1.3 billion to $1.5 billion, which also contributed to the difference in the average and maximum amounts outstanding.

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) debt repayment or redemption, (vi) share repurchases, (vii) dividends and (viii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. We may also seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit, and the financing for our pending acquisition of H&E may include the issuance of debt securities and/or term loan borrowings. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt and finance leases (1)	$1,178	$77	$3,571	$1,707	$1,513	$5,426	$13,472
Interest due on debt (2)	659	632	546	364	354	482	3,037
Operating leases (1)	351	318	266	212	152	300	1,599
Purchase obligations (3)	3,469	10	—	—	—	—	3,479

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
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2024.
(3)    As of December 31, 2024, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2025.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL and accounts receivable securitization facilities. Net payments for rental capital expenditures (defined as payments for purchases of rental equipment less the proceeds from sales of rental equipment) were $2.232 billion, $2.140 billion and $2.471 billion in 2024, 2023 and 2022, respectively.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 27, 2025 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of December 31, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During 2024, we (i) generated cash from operating activities of $4.546 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.588 billion and (iii) received cash from debt proceeds, net of payments, of $1.748 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.127 billion, (ii) purchase other companies for $1.655 billion, (iii) purchase shares of our common stock for $1.571 billion and (iv) pay dividends of $434. During 2023, we (i) generated cash from operating activities of $4.704 billion and (ii) generated cash from the sale of rental and non-rental equipment of $1.634 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.070 billion, (ii) purchase other companies for $574, (iii) purchase shares of our common stock for $1.070 billion and (iv) pay dividends of $406.
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

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$4,546	$4,704	$4,433
Payments for purchases of rental equipment	(3,753)	(3,714)	(3,436)
Payments for purchases of non-rental equipment and intangible assets	(374)	(356)	(254)
Proceeds from sales of rental equipment	1,521	1,574	965
Proceeds from sales of non-rental equipment	67	60	24
Insurance proceeds from damaged equipment	51	38	32
Free cash flow	$2,058	$2,306	$1,764
Free cash flow for the year ended December 31, 2024 was $2.058 billion, a decrease of $248 as compared to $2.306 billion for the year ended December 31, 2023. Free cash flow decreased primarily due to lower cash provided by operating activities, which largely reflected the impact of higher cash tax payments and other working capital activities, partially offset by increased net income.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2024, the indebtedness of our non-guarantors was comprised of (i) $1.085 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $104 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $11 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of URNA indebtedness comply with the conditions set forth in Rule 3-10, which enables us to present summarized financial information for Holdings, URNA and the consolidated guarantor subsidiaries in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes the financial information of the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. Our presentation below excludes the investment in the non-guarantor subsidiaries and the related income from the non-guarantor subsidiaries.
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2024
Current receivable from non-guarantor subsidiaries	$8
Other current assets	438
Total current assets	446
Long-term assets	22,729
Total assets	23,175
Current liabilities	2,018
Long-term liabilities	15,813
Total liabilities	17,831
Year Ended December 31, 2024
Total revenues	$13,989
Gross profit	5,659
Net income	2,304

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2024, we had an aggregate of $4.3 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 12 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2024 under these facilities. As of December 31, 2024, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $32 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2024, we had an aggregate of $9.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2024 would increase the fair value of our fixed rate indebtedness by approximately four percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 11 (see “Fair Value of Financial Instruments”) and note 12 to our consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the year ended December 31, 2024, our foreign subsidiaries accounted for $1.354 billion, or 9 percent, of our total revenue of $15.345 billion, and $232, or 7 percent, of our total pretax income of $3.388 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 29, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill was $6.9 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test for the Mobile Storage reporting unit was complex and judgmental due to the significant estimations required to determine the fair value of the reporting unit. In particular, the determination of the fair value of the Mobile Storage reporting unit required management to make significant assumptions, including the discount rate and revenue growth rates, which are affected by expectations about future operational, rental industry market or economic conditions.

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
Stamford, Connecticut
January 29, 2025

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$457	$363
Accounts receivable, net	2,357	2,230
Inventory	200	205
Prepaid expenses and other assets	235	135
Total current assets	3,249	2,933
Rental equipment, net	14,931	14,001
Property and equipment, net	1,034	903
Goodwill	6,900	5,940
Other intangible assets, net	663	670
Operating lease right-of-use assets	1,337	1,099
Other long-term assets	49	43
Total assets	$28,163	$25,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,178	$1,465
Accounts payable	748	905
Accrued expenses and other liabilities	1,397	1,267
Total current liabilities	3,323	3,637
Long-term debt	12,228	10,053
Deferred taxes	2,685	2,701
Operating lease liabilities	1,089	895
Other long-term liabilities	216	173
Total liabilities	19,541	17,459
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,179,350 and 65,305,731 shares issued and outstanding, respectively, at December 31, 2024 and 115,010,396 and 67,269,577 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	2,691	2,650
Retained earnings	13,813	11,672
Treasury stock at cost—49,873,619 and 47,740,819 shares at December 31, 2024 and December 31, 2023, respectively	(7,478)	(5,965)
Accumulated other comprehensive loss	(405)	(228)
Total stockholders’ equity	8,622	8,130
Total liabilities and stockholders’ equity	$28,163	$25,589

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Equipment rentals	$13,029	$12,064	$10,116
Sales of rental equipment	1,521	1,574	965
Sales of new equipment	282	218	154
Contractor supplies sales	155	146	126
Service and other revenues	358	330	281
Total revenues	15,345	14,332	11,642
Cost of revenues:
Cost of equipment rentals, excluding depreciation	5,365	4,900	4,018
Depreciation of rental equipment	2,466	2,350	1,853
Cost of rental equipment sales	811	788	399
Cost of new equipment sales	229	179	124
Cost of contractor supplies sales	103	99	84
Cost of service and other revenues	221	203	168
Total cost of revenues	9,195	8,519	6,646
Gross profit	6,150	5,813	4,996
Selling, general and administrative expenses	1,645	1,527	1,400
Restructuring charge	3	28	—
Non-rental depreciation and amortization	437	431	364
Operating income	4,065	3,827	3,232
Interest expense, net	691	635	445
Other income, net	(14)	(19)	(15)
Income before provision for income taxes	3,388	3,211	2,802
Provision for income taxes	813	787	697
Net income	$2,575	$2,424	$2,105
Basic earnings per share	$38.82	$35.40	$29.77
Diluted earnings per share	$38.69	$35.28	$29.65

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$2,575	$2,424	$2,105
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(177)	37	(93)
Fixed price diesel swaps	—	(1)	—
Other comprehensive income (loss) (1)	(177)	36	(93)
Comprehensive income	$2,398	$2,460	$2,012

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2024, 2023 or 2022. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2024, 2023 or 2022. See note 14 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2024, 2023 or 2022.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (2)
Balance at January 1, 2022	72	$1	$2,567	$7,551	42	$(3,957)	$(171)
Net income				2,105
Foreign currency translation adjustments							(93)
Stock compensation expense, net	—		127
Tax withholding for share based compensation			(68)
Repurchase of common stock	(3)				3	(1,000)
Balance at December 31, 2022	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				2,424
Dividends declared (3)				(408)
Foreign currency translation adjustments							37
Fixed price diesel swaps							(1)
Stock compensation expense, net	—		94
Tax withholding for share based compensation			(70)
Repurchase of common stock	(3)				3	(1,008)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				2,575
Dividends declared (3)				(434)
Foreign currency translation adjustments							(177)
Stock compensation expense, net	—		112
Tax withholding for share based compensation			(71)
Repurchase of common stock	(2)				2	(1,513)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)

(1)Amounts may not foot due to rounding.
(2)As of December 31, 2024, 2023 and 2022, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)In January 2023, our Board of Directors approved our first-ever quarterly dividend program (accordingly, there were no dividends declared during 2022). We declared dividends of $6.52 and $5.92 per share during the years ended December 31, 2024 and December 31, 2023, respectively.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash Flows From Operating Activities:
Net income	$2,575	$2,424	$2,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,903	2,781	2,217
Amortization of deferred financing costs and original issue discounts	15	14	13
Gain on sales of rental equipment	(710)	(786)	(566)
Gain on sales of non-rental equipment	(17)	(21)	(9)
Insurance proceeds from damaged equipment	(51)	(38)	(32)
Stock compensation expense, net	112	94	127
Restructuring charge	3	28	—
Loss on repurchase/redemption/amendment of debt	1	—	17
(Decrease) increase in deferred taxes	(19)	35	537
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(20)	(167)	(329)
Decrease (increase) in inventory	15	19	(25)
(Increase) decrease in prepaid expenses and other assets	(27)	281	(164)
(Decrease) increase in accounts payable	(203)	(45)	304
(Decrease) increase in accrued expenses and other liabilities	(31)	85	238
Net cash provided by operating activities	4,546	4,704	4,433
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(3,753)	(3,714)	(3,436)
Payments for purchases of non-rental equipment and intangible assets	(374)	(356)	(254)
Proceeds from sales of rental equipment	1,521	1,574	965
Proceeds from sales of non-rental equipment	67	60	24
Insurance proceeds from damaged equipment	51	38	32
Purchases of other companies, net of cash acquired	(1,655)	(574)	(2,340)
Purchases of investments	(5)	(4)	(7)
Net cash used in investing activities	(4,148)	(2,976)	(5,016)
Cash Flows From Financing Activities:
Proceeds from debt	11,609	8,576	9,885
Payments of debt	(9,861)	(8,574)	(8,241)
Payments of financing costs	(17)	—	(24)
Dividends paid	(434)	(406)	—
Common stock repurchased, including tax withholdings for share based compensation	(1,571)	(1,070)	(1,068)
Net cash (used in) provided by financing activities	(274)	(1,474)	552
Effect of foreign exchange rates	(30)	3	(7)
Net increase (decrease) in cash and cash equivalents	94	257	(38)
Cash and cash equivalents at beginning of year	363	106	144
Cash and cash equivalents at end of year	$457	$363	$106
Supplemental disclosure of cash flow information:
Cash paid for interest	$674	$614	$406
Cash paid for income taxes, net	994	493	326
See accompanying notes.

UNITED RENTALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Description of Business and Consolidation
United Rentals, Inc. (“Holdings”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its stockholder. As used in this report, the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, unless otherwise indicated.
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
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
Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We estimate the fair value of our reporting units using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
In connection with our goodwill impairment test that was conducted as of October 1, 2024, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units, including our Matting Solutions reporting unit, which was created following the March 2024 acquisition of Yak that is discussed in note 4 to the consolidated financial statements and which includes the assets acquired in the Yak acquisition, and our Mobile Storage reporting unit, which is discussed below associated with the goodwill impairment test that was conducted as of October 1, 2023, had estimated fair values which exceeded their respective carrying amounts by at least 60 percent.
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
Other Intangible Assets

Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately five years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods generally ranging from six to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over initial periods of approximately three years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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

These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was not material for the years ended December 31, 2024, 2023 and 2022.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $64, $44 and $53 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. For performance-based restricted stock units (“RSUs”), compensation expense is recognized if satisfaction of the performance condition is considered probable. We recognize forfeitures of stock-based compensation as they occur.
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
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. We are currently assessing the impact this standard will have on our financial statements.
Accounting Guidance Adopted in 2024
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which did not have an impact on our financial statements, although it did result in expanded reportable segment disclosures, which are included in note 5 to our consolidated financial statements.

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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2024			2023			2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$10,559	$—	$10,559	$9,948	$—	$9,948	$8,310	$—	$8,310
Re-rent revenue	258	—	258	233	—	233	235	—	235
Ancillary and other rental revenues:
Delivery and pick-up	—	1,069	1,069	—	941	941	—	799	799
Other	940	203	1,143	756	186	942	596	176	772
Total ancillary and other rental revenues	940	1,272	2,212	756	1,127	1,883	596	975	1,571
Total equipment rentals	11,757	1,272	13,029	10,937	1,127	12,064	9,141	975	10,116
Sales of rental equipment	—	1,521	1,521	—	1,574	1,574	—	965	965
Sales of new equipment	—	282	282	—	218	218	—	154	154
Contractor supplies sales	—	155	155	—	146	146	—	126	126
Service and other revenues	—	358	358	—	330	330	—	281	281
Total revenues	$11,757	$3,588	$15,345	$10,937	$3,395	$14,332	$9,141	$2,501	$11,642
Revenues by reportable segment and geographical market are presented in note 5 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2024, 71 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 5, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the year ended December 31, 2024) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $185 and $138 as of December 31, 2024 and 2023, respectively.
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
“Other” equipment rental revenue is primarily comprised of 1) Rental Protection Plan (or “RPP”) revenue associated with the damage waiver customers can purchase when they rent our equipment to protect against potential loss or damage, 2) environmental charges associated with the rental of equipment, 3) charges for rented equipment that is damaged by our customers and 4) charges for setup and other services performed on rented equipment.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2024). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2024, 2023, and 2022. Our customer with the largest receivable balance represented approximately two percent and one percent of total receivables at December 31, 2024 and 2023, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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

The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the year ended December 31, 2024), and these revenues account for corresponding portions of the $2.357 billion of net accounts receivable and the associated allowance for credit losses of $186 as of December 31, 2024.
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

	Year ended December 31,
	2024	2023	2022
Beginning balance	$169	$134	$112
Charged to costs and expenses (1)	20	14	11
Charged to revenue (2)	50	60	49
Deductions and other (3)	(53)	(39)	(38)
Ending balance	$186	$169	$134
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2024 and December 31, 2023 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2024 and December 31, 2023 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2024.

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
The acquisition date fair value of the purchase price to acquire Yak was $1.158 billion, comprised of cash and $41 of estimated contingent consideration ($50 is the maximum amount of contingent consideration) that could become payable to the seller based on revenue attainment in the first two years after closing. The acquisition and related fees and expenses were funded through the issuance of $1.100 billion principal amount of 6 1/8 Senior Notes (see note 12 to the consolidated financial statements for further information) and drawings on our senior secured asset-based revolving credit facility (“ABL facility”).
The table below summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period, although we do not expect material future changes.

Accounts receivable (1)	$99
Inventory	8
Rental equipment	127
Property and equipment	28
Intangible assets (customer relationships) (2)	150
Operating lease right-of-use assets	4
Other assets	18
Total identifiable assets acquired	434
Accounts payable, accrued expenses and other liabilities	(100)
Operating lease liabilities	(4)
Total liabilities assumed	(104)
Net identifiable assets acquired	330
Goodwill (3)	828
Net assets acquired	$1,158
___________________
(1)The estimated fair value of accounts receivables acquired was $99, and the gross contractual amount was $102. We estimated that $3 would be uncollectible.
(2)The customer relationships are being amortized over a 6 year life.
(3)All of the goodwill was assigned to our specialty segment. As noted above, we have not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed. As such, goodwill could change from the amount noted above, although we do not expect material future changes. Once finalized, we expect that the goodwill that results from the acquisition will be primarily reflective of Yak's going-concern value, the value of Yak's assembled workforce and new customer relationships expected to arise from the acquisition. All of the goodwill is expected to be deductible for income tax purposes (because the acquired Yak entities were sold as disregarded entities, the acquisition was treated as an asset purchase for income tax purposes, which resulted in the goodwill that is deductible for income tax purposes equaling the total acquired goodwill).
The debt issuance costs associated with the issuance of debt to partially fund the acquisition are reflected, net of amortization subsequent to the acquisition date, in long-term debt in our consolidated balance sheets. The total post-acquisition revenue attributable to the acquired Yak locations was $322 for the year ended December 31, 2024. It is not practicable to reasonably estimate the amount of earnings of Yak since the acquisition date, primarily due to our corporate structure and the allocation of corporate costs.
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

	Year Ended
	December 31,
	2024	2023
United Rentals historic revenues (1)	$15,345	$14,332
Yak historic revenues (2)	97	353
Pro forma revenues (1)	15,442	14,685
United Rentals historic pretax income	3,388	3,211
Yak historic pretax income	10	54
Combined pretax income	3,398	3,265
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (3)	1	6
Intangible asset amortization (4)	1	(19)
Interest expense (5)	(14)	(69)
Elimination of historic interest (6)	11	66
Elimination of refinancing transactions (7)	(40)	(101)
Transaction bonuses and other (8)	22	3
Pro forma pretax income	$3,379	$3,151
________________
(1)United Rentals historic revenue for the year ended December 31, 2024 includes the post-acquisition revenue attributable to the acquired Yak locations of $322 that is discussed above. Pro forma revenue for the year ended December 31, 2024 includes $419 of pre/post-acquisition revenue from the acquired Yak locations, comprised of $97 of historic Yak revenue and $322 of post-acquisition revenue attributable to the acquired Yak locations.
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

In addition to the Yak acquisition, during 2024 and 2023, we completed a series of acquisitions which were not significant individually or in the aggregate. In 2022, we completed the acquisition of assets of Ahern Rentals, Inc. (“Ahern Rentals”), which was accounted for as a business combination. Disclosures addressing the Ahern Rentals acquisition were included in our Annual Report on Form 10-K for the year ended December 31, 2023. See the consolidated statements of cash flows for the total cash outflow for purchases of other companies, net of cash acquired, which includes Yak, Ahern Rentals and the other completed acquisitions, and see note 9 to our consolidated financial statements for rollforwards showing the goodwill acquired associated with these acquisitions.

5.    Segment Information
Our reportable segments are (i) general rentals and (ii) specialty. Our determination of the operating segments is primarily based on geography, but also includes consideration of the offered products and services. As noted below, we evaluate segment performance primarily based on segment equipment rentals gross profit. As discussed further in note 2 to our consolidated financial statements (“Evaluation of Goodwill Impairment”), we test for goodwill impairment at the reporting unit (the region, which is one level below the operating segment (division)) level.

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
The general rentals segment includes the rental of (i) general construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, (ii) aerial work platforms, such as boom lifts and scissor lifts and (iii) general tools and light equipment, such as pressure washers, water pumps and power tools. The general rentals segment reflects the aggregation of four geographic divisions—Central, Northeast, Southeast and West—and operates throughout the United States and Canada.
The specialty segment, which, as noted above, is a single division that is both an operating segment and a reportable segment, rents products (and provides setup and other services on such rented equipment) including (i) trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, (ii) power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment, (iii) fluid solutions equipment primarily used for fluid containment, transfer and treatment, (iv) mobile storage equipment and modular office space and (v) surface protection mats. The specialty segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment primarily operates in the United States and Canada, and has a smaller presence in Europe, Australia and New Zealand.
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Primarily rented by our general rentals segment:
General construction and industrial equipment	40%	42%	42%
Aerial work platforms	23%	25%	24%
General tools and light equipment	9%	8%	8%
Primarily rented by our specialty segment:
Power and HVAC equipment	11%	10%	10%
Trench safety equipment	5%	5%	6%
Fluid solutions equipment	7%	7%	7%
Mobile storage equipment and modular office space	3%	3%	3%
Surface protection mats (1)	2%	—%	—%

 ___________________
(1)As discussed in note 4 to the consolidated financial statements, in March 2024, we completed the acquisition of Yak, which was a leading provider of surface protection mats. Prior to the Yak acquisition, we did not rent material amounts of such equipment.
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
Our Chief Operating Officer is our CODM. Equipment rentals gross profit is the primary measure the CODM utilizes in assessing segment performance and determining the allocation of resources. The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with our senior executive committee, of which the CODM is a member. The most significant allocation determinations made by the CODM pertain to purchases of rental equipment (see the table below for total capital expenditures, including rental and non-rental equipment, by segment), and these determinations are generally made as part of the annual budgeting process, with regular reviews occurring throughout the year that can result in allocation changes (for example, if a specific division outperforms its plan, that could result in a reallocation of resources between divisions or an increase in the total allocated resources). On a monthly basis, the CODM considers budget-to-actual variances for equipment rentals gross profit when making decisions about allocating capital to the segments.

Equipment rentals gross profit is also used to assess the performance for each segment by comparing the results and return on assets of each segment with one another, which also informs the determinations made pertaining to the allocation of resources.
The following table sets forth financial information by segment, and includes a reconciliation of the primary measure of segment profit (equipment rentals gross profit) to income before provision for income taxes.

	Year Ended December 31,
	2024			2023			2022
	General rentals	Specialty	Total	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$8,945	$4,084	$13,029	$8,803	$3,261	$12,064	$7,345	$2,771	$10,116
Sales of rental equipment	1,328	193	1,521	1,411	163	1,574	835	130	965
Sales of new equipment	159	123	282	95	123	218	73	81	154
Contractor supplies sales	87	68	155	89	57	146	81	45	126
Service and other revenues	326	32	358	299	31	330	250	31	281
Total revenue (1)	10,845	4,500	15,345	10,697	3,635	14,332	8,584	3,058	11,642
Equipment rentals gross profit (see calculation below)	3,232	1,966	5,198	3,219	1,595	4,814	2,905	1,340	4,245
Equipment rentals gross margin	36.1%	48.1%	39.9%	36.6%	48.9%	39.9%	39.6%	48.4%	42.0%
Capital expenditures (2)	3,102	1,028	4,130	3,051	813	3,864	2,868	822	3,690
Calculation of equipment rentals gross profit:
Equipment rentals	8,945	4,084	13,029	8,803	3,261	12,064	7,345	2,771	10,116
Less:
Depreciation of rental equipment	(1,968)	(498)	(2,466)	(1,989)	(361)	(2,350)	(1,521)	(332)	(1,853)
Significant/all other rental expenses (3):
Labor and benefits (4)	(1,576)	(442)	(2,018)	(1,519)	(377)	(1,896)	(1,237)	(316)	(1,553)
Repairs and maintenance	(830)	(211)	(1,041)	(827)	(176)	(1,003)	(645)	(147)	(792)
Delivery	(472)	(350)	(822)	(448)	(269)	(717)	(375)	(236)	(611)
All other rental expenses (3)	(867)	(617)	(1,484)	(801)	(483)	(1,284)	(662)	(400)	(1,062)
Equipment rentals gross profit	3,232	1,966	5,198	3,219	1,595	4,814	2,905	1,340	4,245
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			952			999			751
Selling, general and administrative expenses			(1,645)			(1,527)			(1,400)
Restructuring charge (5)			(3)			(28)			—
Non-rental depreciation and amortization			(437)			(431)			(364)
Interest expense, net			(691)			(635)			(445)
Other income, net			14			19			15
Income before provision for income taxes			$3,388			$3,211			$2,802
	December 31, 2024			December 31, 2023			December 31, 2022
	General rentals	Specialty	Total	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets (6)	$21,044	$7,119	$28,163	$20,411	$5,178	$25,589	$19,604	$4,579	$24,183
 ___________________
(1)Includes immaterial intersegment revenues.
(2)The consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable as of December 31, 2024 and December 31, 2023 included $77 and $74, respectively, of amounts due but unpaid for purchases of rental equipment. The net impact of accrued purchases of rental equipment was not material for the year ended December 31, 2022.

(3)The significant expense categories align with the segment-level information that is regularly provided to the CODM. The “all other rental expenses” category reflects the difference between equipment rentals revenue less the significant expense categories above and the primary measure of segment profit (equipment rentals gross profit), and is primarily comprised of property costs, costs associated with re-rent revenue and certain ancillary revenues (see note 3 to the consolidated financial statements for a discussion of the different types of equipment rentals revenue), and insurance costs. Intersegment expenses are included within the amounts shown.
(4)Labor and benefits includes all internal labor and benefits costs associated with equipment rentals, including labor and benefits costs associated with repairs and maintenance and delivery.
(5)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. As of December 31, 2024, there were no open restructuring programs.
(6)The increase in the specialty segment assets from December 31, 2023 to December 31, 2024 includes the impact of the Yak acquisition discussed in note 4 to the consolidated financial statements.

We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. The foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2024, 2023 and 2022, except for balance sheet information, which is presented as of December 31, 2024 and 2023:

	Domestic	Foreign	Total
2024
Equipment rentals	$11,919	$1,110	$13,029
Sales of rental equipment	1,379	142	1,521
Sales of new equipment	242	40	282
Contractor supplies sales	131	24	155
Service and other revenues	320	38	358
Total revenue	13,991	1,354	15,345
Rental equipment, net	13,634	1,297	14,931
Property and equipment, net	942	92	1,034
Goodwill and other intangible assets, net	$6,910	$653	$7,563
2023
Equipment rentals	$11,045	$1,019	$12,064
Sales of rental equipment	1,427	147	1,574
Sales of new equipment	168	50	218
Contractor supplies sales	130	16	146
Service and other revenues	293	37	330
Total revenue	13,063	1,269	14,332
Rental equipment, net	12,679	1,322	14,001
Property and equipment, net	842	61	903
Goodwill and other intangible assets, net	$6,031	$579	$6,610
2022
Equipment rentals	$9,139	$977	$10,116
Sales of rental equipment	870	95	965
Sales of new equipment	122	32	154
Contractor supplies sales	109	17	126
Service and other revenues	248	33	281
Total revenue	$10,488	$1,154	$11,642
6.    Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
	2024	2023
Equipment (1)	$7	$17
Insurance	46	29
Advertising reimbursements (2)	39	22
Income taxes (3)	53	5
Other (4)	90	62
Prepaid expenses and other assets	$235	$135
_________________
(1)    Reflects refundable deposits on expected purchases, primarily of rental equipment, pursuant to advance purchase agreements. Such deposits are presented as a component of cash flows from operations when paid.
(2)    Reflects reimbursements due for advertising that promotes a vendor’s products or services. See note 2 (“Advertising Expense”) for further detail.
(3)    The increase above from December 31, 2023 to December 31, 2024 was primarily due to an increase in income taxes receivable which reflected required tax payments exceeding the estimated tax accruals.
(4)    Includes multiple items, none of which are individually significant.

7.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2024	2023
Rental equipment	$22,990	$21,689
Less accumulated depreciation	(8,059)	(7,688)
Rental equipment, net	$14,931	$14,001

8.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
Land	$170	$157
Buildings	310	296
Non-rental vehicles	318	268
Machinery and equipment	329	265
Furniture and fixtures	463	435
Leasehold improvements	610	567
	2,200	1,988
Less accumulated depreciation and amortization	(1,166)	(1,085)
Property and equipment, net	$1,034	$903

9.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2024:

	General rentals	Specialty	Total
Balance at January 1, 2022 (1)	$4,445	$1,083	$5,528
Goodwill related to acquisitions (2) (3)	549	(20)	529
Foreign currency translation and other adjustments	(14)	(17)	(31)
Balance at December 31, 2022 (1)	4,980	1,046	6,026
Goodwill related to acquisitions (2) (3)	(209)	111	(98)
Foreign currency translation and other adjustments	4	8	12
Balance at December 31, 2023 (1)	4,775	1,165	5,940
Goodwill related to acquisitions (2) (3)	124	881	1,005
Foreign currency translation and other adjustments	(16)	(29)	(45)
Balance at December 31, 2024 (1)	$4,883	$2,017	$6,900

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
(3)    The December 2022 acquisition of Ahern Rentals was assigned to our general rentals segment and accounted for most of the goodwill related to acquisitions in 2022. The decrease in goodwill related to acquisitions for the general rentals segment in 2023 primarily reflected measurement period adjustments associated with the Ahern Rentals acquisition, partially offset by other acquisition activity. For additional detail on the March 2024 acquisition of Yak, which was assigned to our specialty segment and accounted for most of the goodwill related to acquisitions in 2024, see note 4 to our consolidated financial statements.
Other intangible assets were comprised of the following at December 31, 2024 and 2023:

	December 31, 2024
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$170	$85	$85
Customer relationships	6 years	$2,674	$2,100	$574
Trade names and associated trademarks	2 years	$12	$8	$4

	December 31, 2023
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	4 years	$176	$58	$118
Customer relationships	6 years	$2,468	$1,919	$549
Trade names and associated trademarks	2 years	$9	$6	$3
Our other intangibles assets, net at December 31, 2024 include the assets set forth in the table below associated with the acquisition of Yak that is discussed in note 4 to our consolidated financial statements. No residual value has been assigned to these assets. The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed.

	December 31, 2024
	Weighted-Average Remaining Amortization Period	Net Carrying Amount
Customer relationships	5 years	118

Amortization expense for other intangible assets was $258, $271 and $219 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2025	$227
2026	173
2027	119
2028	66
2029	43
Thereafter	35
Total	$663

10.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2024	2023
Self-insurance accruals	$100	$78
Accrued compensation and benefit costs	147	149
Property and income taxes payable	64	139
Restructuring reserves (1)	17	21
Interest payable	165	152
Deferred revenue (2)	185	138
National accounts accrual	202	173
Operating lease liability	294	249
Other (3)	223	168
Accrued expenses and other liabilities	$1,397	$1,267
_________________

(1)    Primarily relates to branch closure charges and severance costs associated with our closed restructuring programs. As of December 31, 2024, there were no open restructuring programs.
(2)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(3)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2024	2023
Self-insurance accruals	$147	$121
Income taxes payable	—	11
Accrued compensation and benefit costs	45	41
Contingent consideration (1)	24	—
Other long-term liabilities	$216	$173
_________________
(1)    Primarily reflects the long-term portion of the contingent consideration for the Yak acquisition that is discussed in note 4 to the consolidated financial statements.
11.    Fair Value Measurements
As of December 31, 2024 and 2023, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of December 31, 2024 and 2023. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2024 and 2023 have been calculated based upon available market information, and were as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,821	$8,518	$7,720	$7,442

12.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	December 31,
	2024	2023
Repurchase facility (terminated in 2024) (1)	$—	$100
Accounts receivable securitization facility expiring 2025 (1)	1,085	1,300
$4.25 billion ABL facility expiring 2027 (1)	2,253	1,261
Term loan facility expiring 2031 (1)	984	945
5 1/2 percent Senior Notes due 2027	499	498
3 7/8 percent Senior Secured Notes due 2027	747	745
4 7/8 percent Senior Notes due 2028 (2)	1,667	1,665
6 percent Senior Secured Notes due 2029	1,490	1,488
5 1/4 percent Senior Notes due 2030	746	745
4 percent Senior Notes due 2030	745	744
3 7/8 percent Senior Notes due 2031	1,092	1,091
3 3/4 percent Senior Notes due 2032	745	744
6 1/8 percent Senior Notes due 2034 (3)	1,090	—
Finance leases	263	192
Total debt	13,406	11,518
Less short-term portion (4)	(1,178)	(1,465)
Total long-term debt	$12,228	$10,053

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2024. The repurchase facility is not included below because (i) there were no borrowings under it during the year ended December 31, 2024 and (ii) it was terminated in May 2024. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$1,973	$415	$—
Letters of credit	18
Interest rate at December 31, 2024	5.6%	5.4%	6.1%
Average month-end debt outstanding	1,634	1,219	993
Weighted-average interest rate on average debt outstanding	6.2%	6.1%	6.8%
Maximum month-end debt outstanding	2,259	1,424	1,000
(2)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of December 31, 2024, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.663 billion and one with a book value of $4.
(3)    In March 2024, URNA issued $1.100 billion aggregate principal amount of 6 1/8 percent Senior Notes. See below for additional detail on the issued debt.
(4)    As of December 31, 2024, short-term debt primarily reflected borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases. As of December 31, 2023, short-term debt primarily reflected borrowings under the accounts receivable securitization and repurchase facilities and the short-term portion of our finance leases. The accounts receivable securitization facility, which expires on June 24, 2025, may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. The weighted average interest rates on our short-term debt, excluding finance leases, were 5.4 percent and 6.4 percent as of December 31, 2024 and 2023, respectively. See note 13 to the consolidated financial statements for further discussion on our finance leases.
Short-term debt

Accounts receivable securitization facility. The accounts receivable securitization facility expires on June 24, 2025 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility bear interest based on (i) the cost of commercial paper issued by a conduit purchaser to fund its investment, plus related dealer commissions and note issuance costs or, (ii) if funded by a bank, the Secured Overnight Financing Rate (“SOFR”). In 2024, the accounts receivable securitization facility was amended, primarily to increase the facility size to $1.5 billion and to extend the maturity date. Key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2024, there were $1.537 billion of receivables, net of applicable reserves, in the collateral pool;
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
Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British pounds, Euros, Australian dollars and New Zealand dollars by certain subsidiaries of URNA in Europe, Australia and New Zealand. The size of the ABL facility was $4.25 billion as of December 31, 2024. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2027. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the term SOFR or daily SOFR (in each case plus a 0.10 percent credit margin adjustment) or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Term Canadian Overnight Repo Rate Average (“Term CORRA”) or an alternate rate (the Canadian prime rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the Euro interbank offered rate or an alternate base rate, in each case plus a spread, (iv) in the case of loans in British pounds, at a rate equal to the daily simple Sterling Overnight Interbank Average or an alternate base rate, in each case plus a spread or (v) in the case of loans in Australian Dollars or New Zealand Dollars, at a rate equal to the applicable bank bill rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2024, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The borrowings under the credit agreement by URNA are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The borrowings under the credit agreement by URNA are guaranteed by Holdings and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe, Puerto Rico, Australia and New Zealand are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
Term loan facility. In October 2018, Holdings, URNA, and certain of our subsidiaries entered into a senior secured term loan facility. In 2024, the term loan facility was amended, primarily to extend the maturity date and to increase the facility size to $1.000 billion (at the time of the amendment, the facility size was $948). See the table above for financial information associated with the term loan facility.
The term loan facility is guaranteed by Holdings and the same domestic subsidiaries that guarantee the borrowings of URNA under the ABL facility. In addition, the obligations under the term loan facility are secured by first priority security interests in the same collateral that secures the borrowings of URNA under the ABL facility, on a pari passu basis with the ABL facility. The principal obligations under the term loan facility are to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the term loan facility. The term loan facility matures on February 14, 2031. Borrowings under the term loan facility bear interest based on SOFR.
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
5 1/2 percent Senior Notes due 2027. In November 2016, URNA issued $750 aggregate principal amount of 5 1/2 percent Senior Notes which are due May 15, 2027 (the “5 1/2 percent Notes”). In February 2017, URNA issued $250 aggregate principal amount of 5 1/2 percent Notes as an add-on to the existing 5 1/2 percent Notes. In May 2022, URNA redeemed $500 principal amount of the 5 1/2 percent Notes, and the aggregate principal amount of outstanding 5 1/2 percent Notes was $500 as of December 31, 2024. The notes issued in February 2017 have identical terms, and are fungible, with the existing 5 1/2 percent Notes. The 5 1/2 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 1/2 percent Notes may be redeemed on or after May 15, 2022, at specified redemption prices that range from 102.75 percent in 2022, to 100 percent in 2025 and thereafter, plus accrued and unpaid interest, if any. The indenture governing the 5 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) restrictions affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2024, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes. The carrying value of the Initial 4 7/8 percent Notes includes $1 of the unamortized original issue premium, which is being amortized through the maturity date in 2028. The effective interest rate on the Initial 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.86 percent.
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
4 percent Senior Notes due 2030. In February 2020, URNA issued $750 aggregate principal amount of 4 percent Senior Notes (the “4 percent Notes”) which are due July 15, 2030. The 4 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 4 percent Notes may be redeemed on or after July 15, 2025, at specified redemption prices that range from 102.000 percent in 2025, to 100 percent in 2028 and thereafter, in each case, plus accrued and unpaid interest, if any. In addition, at any time on or prior to July 15, 2023, up to 40 percent of the aggregate principal amount of the 4 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 104.000 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 4 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
6 1/8 percent Senior Notes due 2034. In March 2024, URNA issued $1.100 billion aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”) which are due March 15, 2034. The 6 1/8 percent are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 6 1/8 percent may be redeemed on or after March 15, 2029, at specified redemption prices that range from 103.063 percent in 2029, to 100 percent in 2032 and thereafter, in each case, plus accrued and unpaid interest, if any. At any time prior to March 15, 2029, URNA may, at its option, redeem some or all of the 6 1/8 percent Notes at a redemption price equal to 100 percent of the aggregate principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to March 15, 2027, up to 40 percent of the aggregate principal amount of the 6 1/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 106.125 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 6 1/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2024, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2024, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2024, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2024 are as follows:

2025	$1,178
2026	77
2027	3,571
2028	1,707
2029	1,513
Thereafter	5,426
Total	$13,472

13. Leases
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2024). See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense on such leases is recognized on a straight-line basis over the lease term. The primary leases we enter into with initial terms of 12 months or less are for equipment that we rent from vendors and then rent to our customers. We generate sublease revenue from such leases that we refer to as “re-rent revenue” as discussed in note 3 to the consolidated financial statements. Apart from the re-rent revenue discussed in note 3, we do not generate material sublease income.
We have lease agreements with lease and non-lease components, and, for our real estate operating leases, we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The tables below present financial information associated with our leases as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022.

	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$1,337	$1,099
Finance lease assets	Rental equipment	493	395
	Less accumulated depreciation	(141)	(126)
	Rental equipment, net	352	269
	Property and equipment, net:
	Non-rental vehicles	11	8
	Buildings	71	66
	Less accumulated depreciation and amortization	(33)	(27)
	Property and equipment, net	49	47
Total leased assets		1,738	1,415
Liabilities
Current
Operating	Accrued expenses and other liabilities	294	249
Finance	Short-term debt and current maturities of long-term debt	83	55
Long-term
Operating	Operating lease liabilities (1)	1,089	895
Finance	Long-term debt	180	137
Total lease liabilities		$1,646	$1,336
_________________
(1)    The increases in 2024 reflect increased amounts of real estate and equipment leased under operating leases.

Lease cost	Classification	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$647	$582	$494
	Selling, general and administrative expenses	14	12	11
	Restructuring charge (2)	3	27	—
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	46	36	31
	Non-rental depreciation and amortization	1	2	2
Interest on lease liabilities	Interest expense, net	12	8	5
Sublease income (3)		(258)	(233)	(235)
Net lease cost		$465	$434	$308
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2024, 2023 and 2022 includes $222, $209 and $195, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(3)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2024)	Operating leases (1)	Finance leases (2)
2025	$351	$91
2026	318	77
2027	266	61
2028	212	29
2029	152	5
Thereafter	300	45
Total	1,599	308
Less amount representing interest	(216)	(45)
Present value of lease liabilities	$1,383	$263
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2024. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	5.8	6.2
Finance leases	5.8	6.5
Weighted-average discount rate
Operating leases	4.6%	4.5%
Finance leases	4.8%	4.8%

Other information	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$328	$304	$244
Operating cash flows from finance leases	12	8	5
Financing cash flows from finance leases	79	64	57
Leased assets obtained in exchange for new operating lease liabilities (1)	535	538	237
Leased assets obtained in exchange for new finance lease liabilities (1)	$153	$132	$47
_________________
(1)    The increases in 2023 include the impact of the Ahern Rentals acquisition.

14.    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2024 are as follows:

	Year ended December 31,
	2024	2023	2022
Current
Federal	$628	$561	$(34)
Foreign	64	66	100
State and local	140	125	94
	832	752	160
Deferred
Federal	(8)	5	525
Foreign	(1)	13	(16)
State and local	(10)	17	28
	(19)	35	537
Total	$813	$787	$697

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2024 is as follows:

	Year ended December 31,
	2024	2023	2022
Computed tax at statutory tax rate	$712	$674	$588
State income taxes, net of federal tax benefit	100	116	102
Other permanent items	(11)	(3)	18
Change in federal valuation allowance	—	(15)	15
Foreign restructuring (1)	—	—	(37)
Foreign tax rate differential	12	15	11
Total	$813	$787	$697

_________________
(1)    Reflects the impact of aligning the legal entity structure in Australia and New Zealand with our other foreign operations, which resulted in a tax depreciation benefit.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2024	December 31, 2023
Reserves and allowances	$209	$193
Debt cancellation and other	16	17
Net operating loss and credit carryforwards	71	97
Operating lease assets	343	287
Total deferred tax assets	639	594
Less: valuation allowance	(5)	(4)
Total net deferred tax assets	634	590
Property and equipment, including rental equipment	(2,893)	(2,921)
Operating lease liabilities	(343)	(285)
Intangibles	(81)	(85)
Interest carryforward	(2)	—
Total deferred tax liability	(3,319)	(3,291)
Total net deferred tax liability	$(2,685)	$(2,701)

The following table summarizes the activity related to unrecognized tax benefits, some of which would impact our effective tax rate if recognized:

	2024	2023	2022
Balance at January 1	$26	$16	$13
Additions for tax positions related to the current year	2	3	1
Additions for tax positions of prior years	9	8	7
Lapse of statute of limitations	(1)	—	—
Settlements	(1)	(1)	(5)
Balance at December 31	$35	$26	$16
We include interest accrued on the underpayment of income taxes in interest expense, net, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. The amounts of such interest or penalties were not material ($5 or less) in each of the years ended December 31, 2024, 2023 and 2022. We believe that it is reasonably possible that a decrease of up to $12 in federal and state unrecognized tax benefits may be necessary within the next year, as a result of settlements.
We file income tax returns in the U.S., Canada and Europe. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2012.
For financial reporting purposes, income before provision for income taxes for our foreign subsidiaries was $232, $285 and $233 for the years ended December 31, 2024, 2023 and 2022, respectively.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. The taxes recorded associated with the remitted cash were immaterial. We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2024, unremitted earnings of foreign subsidiaries were $1.460 billion. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have no remaining net operating loss carryforwards (“NOLs”) for federal income tax purposes, $12 of NOLs for foreign income tax purposes (the majority of which has an indefinite life) and $278 of NOLs for state income tax purposes that expire from 2025 through 2034.
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

Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries, and also make contributions for employees in Australia and New Zealand. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $59, $56 and $45 in the years ended December 31, 2024, 2023 and 2022, respectively.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2024 and 2023, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2024, there were an aggregate of 0.3 million outstanding time and performance-based RSUs and 0.9 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2023	3	80.17
Granted	—	—
Exercised	(1)	80.25
Canceled	—	—
Outstanding at December 31, 2024	2	80.14
Exercisable at December 31, 2024	2	$80.14
The following table presents information associated with stock options as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022. No stock options were granted during any of the years presented below.

	2024	2023	2022
Intrinsic value of options outstanding as of December 31	$1	$2
Intrinsic value of options exercisable as of December 31	1	2
Intrinsic value of options exercised	1	1	—
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 165 thousand shares of common stock issued upon vesting of RSUs during 2024, net of 100 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs granted	238	179	553
Weighted-average grant date price per unit	$746.86	$461.37	$309.39

As of December 31, 2024, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $127. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.
A summary of RSU activity for the year ended December 31, 2024 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	288	$360.41
Granted	238	746.86
Vested	(255)	425.06
Forfeited	(14)	381.12
Nonvested as of December 31, 2024	257	$649.43

The total fair value of RSUs vested during the fiscal years ended December 31, 2024, 2023 and 2022 was $108, $95, and $120, respectively.

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

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2024 (1):
Total revenues	$3,485	$3,773	$3,992	$4,095	$15,345
Gross profit	1,346	1,518	1,648	1,638	6,150
Operating income	852	1,004	1,122	1,087	4,065
Net income (1)	542	636	708	689	2,575
Earnings per share—basic	8.06	9.56	10.73	10.50	38.82
Earnings per share—diluted (2)	8.04	9.54	10.70	10.47	38.69
For the year ended December 31, 2023 (1):
Total revenues	$3,285	$3,554	$3,765	$3,728	$14,332
Gross profit	1,241	1,425	1,585	1,562	5,813
Operating income	740	925	1,099	1,063	3,827
Net income (1)	451	591	703	679	2,424
Earnings per share—basic	6.50	8.60	10.30	10.04	35.40
Earnings per share—diluted (2)	6.47	8.58	10.29	10.01	35.28

(1)    There were no unusual or infrequently occurring items recognized in the fourth quarter of 2024 or 2023 that had a material impact on our financial statements.
(2)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2024:
Merger related intangible asset amortization (3)	$(0.49)	$(0.58)	$(0.53)	$(0.55)	$(2.14)
Impact on depreciation related to acquired fleet and property and equipment (4)	(0.40)	(0.39)	(0.38)	(0.36)	(1.53)
Impact of the fair value mark-up of acquired fleet (5)	(0.19)	(0.18)	(0.15)	(0.19)	(0.71)
Restructuring charge (6)	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)
Asset impairment charge (7)	(0.01)	—	(0.03)	(0.01)	(0.05)
Loss on repurchase/redemption/amendment of debt	(0.01)	—	—	—	(0.01)
For the year ended December 31, 2023:
Merger related intangible asset amortization (3)	$(0.70)	$(0.55)	$(0.57)	$(0.52)	$(2.33)
Impact on depreciation related to acquired fleet and property and equipment (4)	(0.32)	(0.30)	(0.59)	(0.44)	(1.65)
Impact of the fair value mark-up of acquired fleet (5)	(0.44)	(0.25)	(0.23)	(0.25)	(1.17)
Restructuring charge (6)	(0.02)	(0.20)	(0.05)	(0.04)	(0.31)
(3)This reflects the amortization of the intangible assets acquired in the major acquisitions that significantly impact our operations (the “major acquisitions,” each of which had annual revenues of over $200 prior to acquisition).
(4)This reflects the impact of extending the useful lives of equipment acquired in certain major acquisitions, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.
(5)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The decrease in 2024 primarily reflects the impact of the Ahern Rentals acquisition.
(6)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition. As of December 31, 2024, there were no open restructuring programs.
(7)This reflects write-offs of leasehold improvements and other fixed assets.

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

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income available to common stockholders	$2,575	$2,424	$2,105
Denominator:
Denominator for basic earnings per share—weighted-average common shares	66,345	68,470	70,703
Effect of dilutive securities:
Employee stock options	2	4	4
Restricted stock units	220	236	266
Denominator for diluted earnings per share—adjusted weighted-average common shares	66,567	68,710	70,973
Basic earnings per share	$38.82	$35.40	$29.77
Diluted earnings per share	$38.69	$35.28	$29.65
19.    Subsequent Events
On January 13, 2025, we entered into an Agreement and Plan of Merger (the “H&E Merger Agreement”) that provides for our acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). Pursuant to the H&E Merger Agreement, we expect to acquire H&E for $92 per share in cash, reflecting a total enterprise value of approximately $4.8 billion, including approximately $1.4 billion of net debt. H&E provides its customers with a comprehensive mix of high-quality general rental fleet including aerial work platforms, earthmoving equipment, material handling equipment, and other general and specialty lines of equipment.
The transaction is subject to customary closing conditions, including a minimum tender of at least one share more than 50 percent of then-outstanding H&E common shares and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We commenced a tender offer on January 28, 2025 to acquire all of the outstanding shares of H&E common stock for $92 per share in cash. Following completion of the tender offer, we intend to acquire all remaining shares not tendered in the offer through a second-step merger at the same price as in the tender offer. The transaction is expected to close in the first quarter of 2025.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions and Other		Balance at End of Period
Year Ended December 31, 2024:
Allowance for credit losses	$169	$20	(a)	$50	(a)	$53	(b)	$186
Reserve for obsolescence and shrinkage	17	56		—		54	(c)	19
Self-insurance reserve	199	318		—		270	(d)	247
Year Ended December 31, 2023:
Allowance for credit losses	$134	$14	(a)	$60	(a)	$39	(b)	$169
Reserve for obsolescence and shrinkage	18	50		—		51	(c)	17
Self-insurance reserve	177	274		—		252	(d)	199
Year Ended December 31, 2022:
Allowance for credit losses	$112	$11	(a)	$49	(a)	$38	(b)	$134
Reserve for obsolescence and shrinkage	11	42		—		35	(c)	18
Self-insurance reserve	151	236		—		210	(d)	177

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated January 29, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Stamford, Connecticut
January 29, 2025

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before March 26, 2025 (the “2025 Proxy Statement”).

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Stamford, Connecticut, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2024 and 2023
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2024, 2023 and 2022
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

2	(c)
Agreement and Plan of Merger, dated January 13, 2025, by and among H&E Equipment Services, Inc., United Rentals, Inc., and UR Merger Sub VII Corporation (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on January 14, 2025)

3	(a)
Seventh Amended and Restated Certificate of Incorporation of United Rentals, effective May 9, 2024 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 9, 2024)

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

4	(k)
Indenture for the 6.125% Senior Notes due 2034, dated as of March 11, 2024, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 11, 2024 )

4	(l)*	Description of United Rentals’ Securities Registered Pursuant to Section 12 of the Exchange Act

Exhibit Number		Description of Exhibit
10	(a)
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
United Rentals, Inc. Executive Nonqualified Excess Plan (also referred to as Deferred Compensation Plan), as amended and restated, effective January 1, 2013 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2012)‡

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
United Rentals, Inc. 2019 Annual Incentive Compensation Plan as amended October 18, 2023 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. and United Rentals (North America), Inc. Annual Report on Form 10-K for the year ended December 31, 2023)‡

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

10	(n)	Board of Directors compensatory plans, as described under the caption “Director Compensation” in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 26, 2025

10	(o)
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

Exhibit Number		Description of Exhibit
10	(q)
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

10	(s)
Form of Restricted Stock Unit Agreement for Senior Management; effective for grants beginning in 2024 (incorporated by reference to Exhibit 10(y) of the United Rentals, Inc. and United Rentals (North America), Inc. Annual Report on Form 10-K for the year ended December 31, 2023)‡

10	(t)
Form of Restricted Stock Unit Agreement (Performance Based) for Senior Management; effective for grants beginning in 2024 (incorporated by reference to Exhibit 10(z) of the United Rentals, Inc. and United Rentals (North America), Inc. Annual Report on Form 10-K for the year ended December 31, 2023)‡

10	(u)
Employment Agreement, dated as of May 8, 2019, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2019)‡

10	(v)
First Amendment to the Employment Agreement between United Rentals, Inc. and Matthew Flannery effective November 9, 2023 (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. and United Rentals (North America), Inc. Annual Report on Form 10-K for the year ended December 31, 2023)‡

10	(w)
Employment Agreement, effective as of January 20, 2016 between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10(tt) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015)‡

10	(x)
First Amendment, effective as of April 23, 2021, to the Employment Agreement between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2021)‡

10	(y)
Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2018)

10	(z)
Employment Agreement, effective as of July 29, 2022, between United Rentals, Inc. and William Edward Grace (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on July 22, 2022)

10	(aa)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Joli Gross (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(bb)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Tony Leopold (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(cc)
Employment Agreement, effective as of September 29, 2023, between United Rentals, Inc. and Michael Durand (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on August 28, 2023)‡

10	(dd)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(ee)
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

Exhibit Number		Description of Exhibit
10	(ff)
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2024, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals International B.V., United Rentals S.A.S., United Rentals Australia Pty Ltd, United Rentals New Zealand, Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 2024)

10	(gg)
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

10	(hh)
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

10	(ii)
Fourth Amended and Restated Canadian Security Agreement, dated as of June 30, 2022, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on June 30, 2022)

10	(jj)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(kk)
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

10	(ll)
Notes Security Agreement, dated as of November 30, 2022, by and among United Rentals, Inc., United Rentals (North America), Inc. and certain of their Subsidiaries, as the Grantors, and Truist Bank, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 30, 2022)

10	(mm)
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

10	(nn)
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

10	(oo)
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

Exhibit Number		Description of Exhibit
10	(pp)
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

10	(qq)
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

10	(rr)
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

10	(ss)
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

10	(tt)
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

10	(uu)
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

10	(vv)
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

Exhibit Number		Description of Exhibit
10	(ww)
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

10	(xx)
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

10	(yy)
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

10	(zz)
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

10	(aaa)
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

10	(bbb)
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

10	(ccc)
Assignment and Acceptance Agreement and Amendment No. 16 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 9 to Third Amended and Restated Purchase and Contribution Agreement, dated as of May 24, 2024, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, GTA Funding LLC, The Bank of Nova Scotia, PNC Bank, National Association, MUFG Bank, Ltd., Truist Bank, The Toronto-Dominion Bank and Regions Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on May 24, 2024)

10	(ddd)
Third Amended and Restated Purchase and Contribution Agreement, dated as of September 24, 2012, by and among United Rentals Receivables LLC II, United Rentals, Inc. and United Rentals (North America), Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

Exhibit Number		Description of Exhibit
10	(eee)
Amended and Restated Performance Undertaking, dated as of September 24, 2012, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(fff)
Amendment and Restatement Agreement, dated as of February 14, 2024, related to (i) the Credit and Guaranty Agreement, dated as of October 31, 2018 (as amended and restated), among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc.,Bank of America, N.A., and the other financial institutions named therein and (ii) the Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by United Rentals, Inc. and United Rentals (North America), Inc. on February 14, 2024)

19	*	United Rentals, Inc. Insider Trading Policy dated April 18, 2024

21	*	Subsidiaries of United Rentals, Inc.

22	*	Subsidiary Guarantors

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

97
United Rentals, Inc. Financial Restatement Clawback Policy adopted October 18, 2023 (incorporated by reference to Exhibit 97 of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2023)

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

UNITED RENTALS, INC.
Date:	January 29, 2025	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 29, 2025
Michael J. Kneeland

/S/ JULIE M. HEUER BRANDT	Director	January 29, 2025
Julie M. Heuer Brandt

/S/ MARC A. BRUNO	Director	January 29, 2025
Marc A. Bruno

/S/ LARRY D. DE SHON	Director	January 29, 2025
Larry D. De Shon

/S/ BOBBY J. GRIFFIN	Lead Independent Director	January 29, 2025
Bobby J. Griffin

/S/ KIM HARRIS JONES	Director	January 29, 2025
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 29, 2025
Terri L. Kelly

/S/ FRANCISCO J. LOPEZ-BALBOA	Director	January 29, 2025
Francisco J. Lopez-Balboa

/S/ GRACIA MARTORE	Director	January 29, 2025
Gracia Martore

/S/ SHIV SINGH	Director	January 29, 2025
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 29, 2025
Matthew J. Flannery

/S/ WILLIAM E. GRACE	Chief Financial Officer (Principal Financial Officer)	January 29, 2025
William E. Grace

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 29, 2025
Andrew B. Limoges