Form 10-Q
period 2025-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2025-04-23
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 21, 2025, there were 64,999,035 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•the impact of global economic conditions (including inflation, interest rates, supply chain constraints, tariffs, trade wars and sanctions), geopolitical risks (including risks related to international conflicts) and public health crises and epidemics on us, our customers and our suppliers, in the United States and the rest of the world;
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
•our significant indebtedness (which totaled $12.9 billion at March 31, 2025) requires us to use a substantial amount of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•inability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all, as a result of insolvency, financial difficulties or other factors, including tariffs, affecting our suppliers;
•increases in our maintenance and replacement costs, including as a result of tariffs, and/or decreases in the residual value of our equipment;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$542	$457
Accounts receivable, net	2,298	2,357
Inventory	227	200
Prepaid expenses and other assets	174	235
Total current assets	3,241	3,249
Rental equipment, net	14,885	14,931
Property and equipment, net	1,046	1,034
Goodwill	6,860	6,900
Other intangible assets, net	642	663
Operating lease right-of-use assets	1,323	1,337
Other long-term assets	53	49
Total assets	$28,050	$28,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,420	$1,178
Accounts payable	1,029	748
Accrued expenses and other liabilities	1,345	1,397
Total current liabilities	3,794	3,323
Long-term debt	11,502	12,228
Deferred taxes	2,692	2,685
Operating lease liabilities	1,071	1,089
Other long-term liabilities	202	216
Total liabilities	19,261	19,541
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,270,866 and 64,997,902 shares issued and outstanding, respectively, at March 31, 2025 and 115,179,350 and 65,305,731 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	2,688	2,691
Retained earnings	14,214	13,813
Treasury stock at cost—50,272,964 and 49,873,619 shares at March 31, 2025 and December 31, 2024, respectively	(7,730)	(7,478)
Accumulated other comprehensive loss	(384)	(405)
Total stockholders’ equity	8,789	8,622
Total liabilities and stockholders’ equity	$28,050	$28,163
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Equipment rentals	$3,145	$2,929
Sales of rental equipment	377	383
Sales of new equipment	70	48
Contractor supplies sales	36	36
Service and other revenues	91	89
Total revenues	3,719	3,485
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,378	1,244
Depreciation of rental equipment	637	582
Cost of rental equipment sales	210	196
Cost of new equipment sales	56	38
Cost of contractor supplies sales	26	25
Cost of service and other revenues	56	54
Total cost of revenues	2,363	2,139
Gross profit	1,356	1,346
Selling, general and administrative expenses	437	389
Restructuring charge	1	1
Non-rental depreciation and amortization	114	104
Operating income	804	852
Interest expense, net	184	160
Other income, net	(68)	(3)
Income before provision for income taxes	688	695
Provision for income taxes	170	153
Net income	$518	$542
Basic earnings per share	$7.92	$8.06
Diluted earnings per share	$7.91	$8.04

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2025	2024
Net income	$518	$542
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	21	(51)
Other comprehensive (loss) income (1)	21	(51)
Comprehensive income	$539	$491
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2025 or 2024. There were no material taxes associated with other comprehensive income (loss) during 2025 or 2024.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2025
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				518
Dividends declared (3)				(117)
Foreign currency translation adjustments							21
Stock compensation expense, net	—		36
Tax withholding for share based compensation	—		(39)
Repurchase of common stock	—				—	(252)
Balance at March 31, 2025	65	$1	$2,688	$14,214	50	$(7,730)	$(384)

	Three Months Ended March 31, 2024
	Common Stock				Treasury Stock
	Number of Shares (1)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (2)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				542
Dividends declared (3)				(111)
Foreign currency translation adjustments							(51)
Stock compensation expense, net	—		28
Tax withholding for share based compensation	—		(40)
Repurchase of common stock	—				—	(378)
Balance at March 31, 2024	67	$1	$2,638	$12,103	48	$(6,343)	$(279)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2024.
(2)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)We declared dividends of $1.79 and $1.63 per share during the three months ended March 31, 2025 and 2024, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$518	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	686
Amortization of deferred financing costs and original issue discounts	4	4
Gain on sales of rental equipment	(167)	(187)
Gain on sales of non-rental equipment	(4)	(3)
Insurance proceeds from damaged equipment	(11)	(13)
Stock compensation expense, net	36	28
Restructuring charge	1	1
Debt related activity (1)	13	1
Decrease in deferred taxes	(16)	(17)
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	62	98
Increase in inventory	(27)	(3)
Decrease in prepaid expenses and other assets	67	15
Increase (decrease) in accounts payable	233	(74)
Decrease in accrued expenses and other liabilities	(35)	(49)
Net cash provided by operating activities	1,425	1,029
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(661)	(511)
Payments for purchases of non-rental equipment and intangible assets	(84)	(58)
Proceeds from sales of rental equipment	377	383
Proceeds from sales of non-rental equipment	14	13
Insurance proceeds from damaged equipment	11	13
Purchases of other companies, net of cash acquired	(17)	(1,118)
Purchases of investments	(1)	(2)
Net cash used in investing activities	(361)	(1,280)
Cash Flows From Financing Activities:
Proceeds from debt	2,098	4,609
Payments of debt	(2,636)	(3,743)
Payment of contingent consideration	(23)	—
Common stock repurchased, including tax withholdings for share based compensation	(289)	(415)
Payments of financing and other debt related costs (1)	(13)	(16)
Dividends paid	(118)	(110)
Net cash (used in) provided by financing activities	(981)	325
Effect of foreign exchange rates	2	(8)
Net increase in cash and cash equivalents	85	66
Cash and cash equivalents at beginning of period	457	363
Cash and cash equivalents at end of period	$542	$429
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$42	$131
Cash paid for interest	222	195
(1)The amounts for the three months ended March 31, 2025 reflect bridge financing fees associated with the terminated acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) discussed below.
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,522	$—	$2,522	$2,404	$—	$2,404
Re-rent revenue	63	—	63	55	—	55
Ancillary and other rental revenues:
Delivery and pick-up	—	252	252	—	214	214
Other	241	67	308	201	55	256
Total ancillary and other rental revenues	241	319	560	201	269	470
Total equipment rentals	2,826	319	3,145	2,660	269	2,929
Sales of rental equipment	—	377	377	—	383	383
Sales of new equipment	—	70	70	—	48	48
Contractor supplies sales	—	36	36	—	36	36
Service and other revenues	—	91	91	—	89	89
Total revenues	$2,826	$893	$3,719	$2,660	$825	$3,485
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2025, 69 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 68 percent of total revenues for the three months ended March 31, 2025) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $186 and $185 as of March 31, 2025 and December 31, 2024, respectively.
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
Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2025). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the three months ended March 31, 2025 and for each of the last three full years. Our customer with the largest receivable balance represented approximately two percent of total receivables at March 31, 2025 and December 31, 2024. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 76 percent of our total revenues for the three months ended March 31, 2025, and these revenues account for corresponding portions of the $2.298 billion of net accounts receivable and the associated allowance for credit losses of $181 as of March 31, 2025).
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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance	$186	$169
Charged to costs and expenses (1)	3	4
Charged to revenue (2)	14	9
Deductions and other (3)	(22)	(8)
Ending balance	$181	$174
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2025 or 2024 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2025 and 2024 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2025.

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
Our Chief Operating Officer is our chief operating decision maker (“CODM”). Equipment rentals gross profit is the primary measure the CODM utilizes in assessing segment performance and determining the allocation of resources. The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with our senior executive committee, of which the CODM is a member. The most significant allocation determinations made by the CODM pertain to purchases of rental equipment (see the table below for total capital expenditures, including rental and non-rental equipment, by segment), and these determinations are generally made as part of the annual budgeting process, with

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

regular reviews occurring throughout the year that can result in allocation changes (for example, if a specific division outperforms its plan, that could result in a reallocation of resources between divisions or an increase in the total allocated resources). On a monthly basis, the CODM considers budget-to-actual variances for equipment rentals gross profit when making decisions about allocating capital to the segments. Equipment rentals gross profit is also used to assess the performance of each segment by comparing the results and return on assets of each segment with one another, which also informs the determinations made pertaining to the allocation of resources.
The following table sets forth financial information by segment, and includes a reconciliation of the primary measure of segment profit (equipment rentals gross profit) to income before provision for income taxes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$2,099	$1,046	$3,145	$2,070	$859	$2,929
Sales of rental equipment	330	47	377	346	37	383
Sales of new equipment	43	27	70	29	19	48
Contractor supplies sales	20	16	36	20	16	36
Service and other revenues	81	10	91	81	8	89
Total revenue (1)	2,573	1,146	3,719	2,546	939	3,485
Equipment rentals gross profit (see calculation below)	679	451	1,130	681	422	1,103
Equipment rentals gross margin	32.3%	43.1%	35.9%	32.9%	49.1%	37.7%
Capital expenditures (2)	521	270	791	506	147	653
Calculation of equipment rentals gross profit:
Equipment rentals	2,099	1,046	3,145	2,070	859	2,929
Less:
Depreciation of rental equipment	(488)	(149)	(637)	(488)	(94)	(582)
Significant/all other rental expenses (3):
Labor and benefits (4)	(406)	(120)	(526)	(390)	(98)	(488)
Repairs and maintenance	(193)	(53)	(246)	(199)	(44)	(243)
Delivery	(115)	(96)	(211)	(102)	(66)	(168)
All other rental expenses (3)	(218)	(177)	(395)	(210)	(135)	(345)
Equipment rentals gross profit	679	451	1,130	681	422	1,103
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			226			243
Selling, general and administrative expenses			(437)			(389)
Restructuring charge (5)			(1)			(1)
Non-rental depreciation and amortization			(114)			(104)
Interest expense, net			(184)			(160)
Other income, net (6)			68			3
Income before provision for income taxes			$688			$695
	March 31, 2025			December 31, 2024
	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets	$20,753	$7,297	$28,050	$21,044	$7,119	$28,163
 ___________________
(1)Includes immaterial intersegment revenues.
(2)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable included $123 and $77 as of March 31, 2025 and December 31, 2024, respectively, and $158 and $74 as of March 31, 2024 and December 31, 2023, respectively, of amounts due but unpaid for purchases of rental equipment.
(3)The significant expense categories align with the segment-level information that is regularly provided to the CODM. The “all other rental expenses” category reflects the difference between equipment rentals revenue less the significant separately disclosed expense categories above and the primary measure of segment profit (equipment rentals gross profit), and is primarily comprised of property costs, costs associated with re-rent revenue and certain ancillary revenues (see note

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

2 to the condensed consolidated financial statements for a discussion of the different types of equipment rentals revenue), and insurance costs. Intersegment expenses are included within the amounts shown.
(4)Labor and benefits includes all internal labor and benefits costs associated with equipment rentals, including labor and benefits costs associated with repairs and maintenance and delivery.
(5)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. As of March 31, 2025, there were no open restructuring programs.
(6)In January 2025, we announced that we had signed a merger agreement to acquire H&E. In February 2025, the merger agreement was terminated. Other income, net for the three months ended March 31, 2025 includes a break-up fee of $64 that we received following the termination of the H&E merger agreement.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Fair Value Measurements
As of March 31, 2025 and December 31, 2024, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of March 31, 2025 and December 31, 2024. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2025 and December 31, 2024 have been calculated based upon available market information, and were as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,822	$8,586	$8,821	$8,518
5. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	March 31, 2025	December 31, 2024
Accounts receivable securitization facility expiring 2025 (1) (2)	$1,323	$1,085
$4.25 billion ABL facility expiring 2027 (1)	1,504	2,253
Term loan facility expiring 2031 (1)	982	984
5 1/2 percent Senior Notes due 2027	499	499
3 7/8 percent Senior Secured Notes due 2027	747	747
4 7/8 percent Senior Notes due 2028 (3)	1,667	1,667
6 percent Senior Secured Notes due 2029	1,490	1,490
5 1/4 percent Senior Notes due 2030	746	746
4 percent Senior Notes due 2030	745	745
3 7/8 percent Senior Notes due 2031	1,093	1,092
3 3/4 percent Senior Notes due 2032	745	745
6 1/8 percent Senior Notes due 2034	1,090	1,090
Finance leases	291	263
Total debt	12,922	13,406
Less short-term portion (4)	(1,420)	(1,178)
Total long-term debt	$11,502	$12,228
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2025. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,723	$80	$—
Letters of credit	18
Interest rate at March 31, 2025	5.5%	5.3%	6.1%
Average month-end debt outstanding	1,658	1,275	992
Weighted-average interest rate on average debt outstanding	5.5%	5.3%	6.1%
Maximum month-end debt outstanding	1,876	1,323	993
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2025, there were $1.403 billion of receivables, net of applicable reserves and other deductions, in the collateral pool. The accounts receivable securitization facility expires on June 24, 2025 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
(3)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of March 31, 2025, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.663 billion and one with a book value of $4.
(4)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of March 31, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
6. Legal and Regulatory Matters
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

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income available to common stockholders	518	542
Denominator:
Denominator for basic earnings per share—weighted-average common shares	65,335	67,213
Effect of dilutive securities:
Employee stock options	2	3
Restricted stock units	98	201
Denominator for diluted earnings per share—adjusted weighted-average common shares	65,435	67,417
Basic earnings per share	$7.92	$8.06
Diluted earnings per share	$7.91	$8.04

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased in recent years. For example, in March 2024, United Rentals (North America), Inc. (“URNA”) issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 5.6 percent and 1.4 percent for the three months ended March 31, 2025 and the year ended December 31, 2021, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that can be, in part, passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated, as well as impact consumer confidence and/or result in declines in construction or industrial activity. The impact of inflation, tariffs and interest rate fluctuations may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,697 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $21.2 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2025.
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

•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a “one-stop” shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”) in March 2024, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. (“Ahern Rentals”) in December 2022. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. As of March 31, 2025, we had available liquidity of $3.345 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, which was completed in the first quarter of 2025. On April 23, 2025, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program in the second quarter of 2025. In total, we intend to complete $1.5 billion of share repurchases in 2025, with the remaining $250 under the new program carried into 2026. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 year-to-date through March 31, 2025.
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the three months ended March 31, 2025 and 2024, we paid dividends of $118 ($1.79 per share) and $110 ($1.63 per share), respectively. On April 23, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on May 28, 2025 to stockholders of record on May 14, 2025.
Merger Termination Benefit. In January 2025, we announced that we had signed a merger agreement to acquire H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). In February 2025, following the termination of that merger agreement, we received a break-up fee of $64. Our results for the three months ended March 31, 2025 include a net $39 merger termination benefit, which reflects this break-up fee, net of related transaction costs. The net merger termination benefit is comprised of $12 of professional fees recorded in selling, general and administrative ("SG&A") expenses, $13 of bridge financing fees recorded in interest expense, net, and the break-up fee of $64 recorded in other income, net. For the three months ended March 31, 2025, the impact of the merger termination was a $29 after-tax benefit, or $0.45 per diluted share, for net income and a $52 benefit for adjusted EBITDA (as defined below), cash flow from operating activities and free cash flow (as defined below). The cash flow impact reflects the fact that the associated taxes have not yet been paid.
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2025	2024
Net income	$518	$542
Diluted earnings per share	$7.91	$8.04
Net income and diluted earnings per share for the three months ended March 31, 2025 include the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the three months ended March 31, 2025 was a net after-tax benefit of $29, or $0.45 per diluted share. Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended March 31,
	2025		2024
Tax rate applied to items below	25.2%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(34)	$(0.52)	$(33)	$(0.49)
Impact on depreciation related to acquired fleet and property and equipment (2)	(19)	(0.29)	(27)	(0.40)
Impact of the fair value mark-up of acquired fleet (3)	(8)	(0.13)	(13)	(0.19)
Restructuring charge (4)	(1)	(0.01)	(1)	(0.01)
Asset impairment charge (5)	—	—	—	(0.01)
Debt related losses	—	—	(1)	(0.01)

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
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges” below.
(5)This reflects write-offs of leasehold improvements and other fixed assets.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charges, stock compensation expense, net, and the impact of the fair value mark-up of acquired fleet. See below for further detail on each adjusting item. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and for strategic planning and forecasting purposes, and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. The net income and adjusted EBITDA margins represent net income or adjusted EBITDA divided by total revenue. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
Adjusted EBITDA for the three months ended March 31, 2025 includes the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the three months ended March 31, 2025 was a net after-tax benefit of $29 for net income and a $52 benefit for adjusted EBITDA. The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2025	2024
Net income	$518	$542
Provision for income taxes	170	153
Interest expense, net	184	160
Depreciation of rental equipment	637	582
Non-rental depreciation and amortization	114	104
EBITDA	$1,623	$1,541
Restructuring charge (1)	1	1
Stock compensation expense, net (2)	36	28
Impact of the fair value mark-up of acquired fleet (3)	11	17
Adjusted EBITDA	$1,671	$1,587
Net income margin	13.9%	15.6%
Adjusted EBITDA margin	44.9%	45.5%
The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$1,425	$1,029
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(4)
Gain on sales of rental equipment	167	187
Gain on sales of non-rental equipment	4	3
Insurance proceeds from damaged equipment	11	13
Restructuring charge (1)	(1)	(1)
Stock compensation expense, net (2)	(36)	(28)
Debt related activity (4)	(13)	(1)
Changes in assets and liabilities	(194)	17
Cash paid for interest	222	195
Cash paid for income taxes, net	42	131
EBITDA	$1,623	$1,541
Add back:
Restructuring charge (1)	1	1
Stock compensation expense, net (2)	36	28
Impact of the fair value mark-up of acquired fleet (3)	11	17
Adjusted EBITDA	$1,671	$1,587
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. For additional information on the restructuring charges, which generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-restructuring charges” below.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold.
(4)The amount for the three months ended March 31, 2025 reflects bridge financing fees associated with the terminated H&E acquisition discussed above.

For the three months ended March 31, 2025, net income decreased $24, or 4.4 percent, to $518, which included the $29 after-tax H&E merger termination benefit discussed above. Net income margin decreased 170 basis points to 13.9 percent, primarily driven by 1) decreased gross margin from equipment rentals, particularly for the specialty segment, as discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”), 2) decreased gross margin from used equipment sales, which primarily reflected the continued normalization of the used equipment market, including pricing, 3) increased SG&A expenses, which included the professional fees associated with the terminated H&E acquisition, and 4) increased interest expense, which included the impact of the bridge financing fees associated with the terminated H&E acquisition, partially offset by 5) the impact of the H&E break-up fee discussed above.
For the three months ended March 31, 2025, adjusted EBITDA increased $84, or 5.3 percent, to $1.671 billion, which included the $52 merger termination benefit discussed above. Adjusted EBITDA margin decreased 60 basis points to 44.9 percent, primarily reflecting 1) decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense), 2) decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet), which primarily reflected the continued normalization of the used equipment market, including pricing, and 3) higher SG&A expenses, which included the professional fees associated with the terminated H&E acquisition, partially offset by 4) the impact of the H&E break-up fee discussed above. The decreased gross margin from equipment rentals is discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). The gross margin discussion below includes the impact of depreciation, and the other items discussed below, including inflation, normal cost variability, and a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals, for the specialty segment, were the primary drivers of the decrease in gross margin from equipment rentals on the adjusted EBITDA basis (excluding depreciation and stock compensation expense).
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

	Three Months Ended March 31,
	2025	2024	Change
Equipment rentals*	$3,145	$2,929	7.4%
Sales of rental equipment	377	383	(1.6)%
Sales of new equipment	70	48	45.8%
Contractor supplies sales	36	36	—%
Service and other revenues	91	89	2.2%
Total revenues	$3,719	$3,485	6.7%
*Equipment rentals variance components:
Year-over-year change in average OEC			3.3%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			3.1%
Contribution from ancillary and re-rent revenue (3)			2.5%
Total change in equipment rentals			7.4%
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
For the three months ended March 31, 2025, total revenues of $3.719 billion increased 6.7 percent compared with 2024. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended March 31, 2025). Equipment rentals increased $216, or 7.4 percent, primarily due to a 3.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.3 percent increase in average OEC. Fleet productivity increased 1.9 percent on a pro forma basis including the pre-acquisition results of Yak for 2024. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended March 31, 2025, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2025
Equipment rentals	$2,099	$1,046	$3,145
Sales of rental equipment	330	47	377
Sales of new equipment	43	27	70
Contractor supplies sales	20	16	36
Service and other revenues	81	10	91
Total revenue	$2,573	$1,146	$3,719
Three Months Ended March 31, 2024
Equipment rentals	$2,070	$859	$2,929
Sales of rental equipment	346	37	383
Sales of new equipment	29	19	48
Contractor supplies sales	20	16	36
Service and other revenues	81	8	89
Total revenue	$2,546	$939	$3,485
Equipment rentals represented 85 percent of total revenues for the three months ended March 31, 2025. For the three months ended March 31, 2025, equipment rentals of $3.145 billion increased $216, or 7.4 percent, as compared to the same period in 2024, primarily due to a 3.1 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.3 percent increase in average OEC. Fleet productivity increased 1.9 percent on a pro forma basis including the pre-acquisition results of Yak for 2024.
For the three months ended March 31, 2025, equipment rentals represented 82 percent of total revenues for the general rentals segment. For the three months ended March 31, 2025, general rentals equipment rentals increased $29, or 1.4 percent, as compared to the same period in 2024.
For the three months ended March 31, 2025, equipment rentals represented 91 percent of total revenues for the specialty segment. For the three months ended March 31, 2025, specialty equipment rentals increased $187, or 21.8 percent, as compared to the same period in 2024, primarily due to the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 14.8 percent year-over-year on a pro forma basis including the pre-acquisition results of Yak for 2024.
Sales of rental equipment. For the three months ended March 31, 2025, sales of rental equipment represented approximately 10 percent of our total revenues. For the three months ended March 31, 2025, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the three months ended March 31, 2025, sales of new equipment represented approximately 2 percent of our total revenues. For the three months ended March 31, 2025, sales of new equipment increased 45.8 percent year-over-year primarily due to supply chain normalization.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2025, contractor supplies sales represented approximately 1 percent of our total revenues. Contractor supplies sales for the three months ended March 31, 2025 were flat year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2025, service and other revenues represented approximately 2 percent of our total revenues. For the three months ended March 31, 2025, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
See note 3 to our condensed consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2025
Equipment Rentals Gross Profit	$679	$451	$1,130
Equipment Rentals Gross Margin	32.3%	43.1%	35.9%
Three Months Ended March 31, 2024
Equipment Rentals Gross Profit	$681	$422	$1,103
Equipment Rentals Gross Margin	32.9%	49.1%	37.7%
General rentals. For the three months ended March 31, 2025, equipment rentals gross profit decreased by $2, and equipment rentals gross margin decreased by 60 basis points year-over-year. Gross margin decreased primarily due to inflation and normal cost variability, including increases in delivery and certain other costs.
Specialty. For the three months ended March 31, 2025, equipment rentals gross profit increased by $29, and equipment rentals gross margin decreased by 600 basis points, year-over-year. Gross margin decreased primarily due to 1) increased depreciation expense, including the impact of the Yak acquisition, 2) the impact of a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals, 3) inflation and 4) normal cost variability, including the impact of expenses related to repositioning fleet to efficiently support strong demand.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Total gross margin	36.5%	38.6%	(210) bps
Equipment rentals	35.9%	37.7%	(180) bps
Sales of rental equipment	44.3%	48.8%	(450) bps
Sales of new equipment	20.0%	20.8%	(80) bps
Contractor supplies sales	27.8%	30.6%	(280) bps
Service and other revenues	38.5%	39.3%	(80) bps
For the three months ended March 31, 2025, total gross margin decreased 210 basis points from 2024. Equipment rentals gross margin decreased 180 basis points from 2024, primarily due to reduced margins in the specialty segment, as discussed above. Gross margin from sales of rental equipment decreased 450 basis points from 2024, which primarily reflected the continued normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended March 31, 2025).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended March 31,
	2025	2024	Change
Selling, general and administrative ("SG&A") expense	$437	$389	12.3%
SG&A expense as a percentage of revenue	11.8%	11.2%	60 bps
Restructuring charge	1	1	—%
Non-rental depreciation and amortization	114	104	9.6%
Interest expense, net	184	160	15.0%
Other income, net	(68)	(3)	2,166.7%
Provision for income taxes	170	153	11.1%
Effective tax rate	24.7%	22.0%	270 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The year-over-year increase in SG&A expense as a percentage of revenue for the three months ended March 31, 2025 includes the impact of the professional fees associated with the terminated H&E acquisition discussed above.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $384. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $17 as of March 31, 2025.
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
Interest expense, net for the three months ended March 31, 2025 increased by 15.0 percent year-over-year, primarily reflecting the impact of the bridge financing fees associated with the terminated H&E acquisition discussed above and increased average debt, including the debt issued to partially fund the March 2024 acquisition of Yak discussed above, partially offset by decreased variable debt interest rates. The weighted average interest rates on our variable debt instruments were 5.6 percent and 6.6 percent for the three months ended March 31, 2025 and 2024, respectively.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Other income, net for the three months ended March 31, 2025 includes $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
The effective tax rates for 2025 and 2024 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges. The year-over-year increase in the effective tax rate for the three months ended March 31, 2025 primarily reflected a benefit recognized in the three months ended March 31, 2024 associated with decreases to the average state tax rates.
Balance sheet. Prepaid expenses and other assets decreased by $61, or 26.0 percent, from December 31, 2024 to March 31, 2025, primarily due to a decrease in income taxes receivable which reflected estimated tax accruals exceeding the required tax payments. Accounts payable increased by $281, or 37.6 percent, from December 31, 2024 to March 31, 2025, primarily due to seasonal increases in capital expenditures and business activities. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 5 to the condensed consolidated financial statements for further information on debt changes.

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
In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, which was completed in the first quarter of 2025. On April 23, 2025, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program in the second quarter of 2025. In total, we intend to complete $1.5 billion of share repurchases in 2025, with the remaining $250 under the new program carried into 2026. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 year-to-date through March 31, 2025. Since 2012, we have repurchased a total of $7.730 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of nine programs that have ended, including the program that was completed in the first quarter of 2025).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the three months ended March 31, 2025 and 2024, we paid dividends totaling $118 ($1.79 per share) and $110 ($1.63 per share), respectively. On April 23, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on May 28, 2025 to stockholders of record on May 14, 2025.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of March 31, 2025, we had cash and cash equivalents of $542. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2025:

ABL facility:
Borrowing capacity, net of letters of credit	$2,723
Outstanding debt, net of debt issuance costs	1,504
Interest rate at March 31, 2025	5.5%
Average month-end principal amount of debt outstanding	1,658
Weighted-average interest rate on average debt outstanding	5.5%
Maximum month-end principal amount of debt outstanding	1,876
Accounts receivable securitization facility (1):
Borrowing capacity	80
Outstanding debt, net of debt issuance costs	1,323
Interest rate at March 31, 2025	5.3%
Average month-end principal amount of debt outstanding	1,275
Weighted-average interest rate on average debt outstanding	5.3%
Maximum month-end principal amount of debt outstanding	1,323
 ___________________
(1)The accounts receivable securitization facility expires on June 24, 2025 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 21, 2025 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the three months ended March 31, 2025, we (i) generated cash from operating activities of $1.425 billion, including the $52 H&E merger termination benefit discussed above, and (ii) generated cash from the sale of rental and non-rental equipment of $391. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $745, (ii) make debt payments, net of proceeds, of $538, (iii) purchase shares of our common stock for $289 and (iv) pay dividends of $118. During the three months ended March 31, 2024, we (i) generated cash from operating activities of $1.029 billion, (ii) generated cash from the sale of rental and non-rental equipment of $396 and (iii) received cash from debt proceeds, net of payments, of $866. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $569, (ii) purchase other companies for $1.118 billion, (iii) purchase shares of our common stock for $415 and (iv) pay dividends of $110.
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

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$1,425	$1,029
Payments for purchases of rental equipment	(661)	(511)
Payments for purchases of non-rental equipment and intangible assets	(84)	(58)
Proceeds from sales of rental equipment	377	383
Proceeds from sales of non-rental equipment	14	13
Insurance proceeds from damaged equipment	11	13
Free cash flow	$1,082	$869

Net cash provided by operating activities and free cash flow for the three months ended March 31, 2025 both include the $52 H&E merger termination benefit discussed above (as noted above, the associated taxes have not yet been paid). The year-over-year increase in free cash flow for the three months ended March 31, 2025 also reflects the impact of working capital activities, partially offset by higher rental capital expenditures.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2025, the indebtedness of our non-guarantors was comprised of (i) $1.323 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $120 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $13 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2025
Current receivable from non-guarantor subsidiaries	$5
Other current assets	415
Total current assets	420
Long-term assets	22,600
Total assets	23,020
Current liabilities	2,239
Long-term liabilities	15,043
Total liabilities	17,282
Three Months Ended March 31, 2025
Total revenues	$3,394
Gross profit	1,251
Net income	454

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2025, we had an aggregate of $3.8 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 5 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2025 under these facilities. As of March 31, 2025, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $29 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2025, we had an aggregate of $9.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2025 would increase the fair value of our fixed rate indebtedness by approximately 4 percent. For additional information concerning the fair value of our fixed rate debt, see note 4 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the three months ended March 31, 2025, our foreign subsidiaries accounted for $324, or 9 percent, of our total revenue of $3.719 billion, and $36, or 5 percent, of our total pretax income of $688. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 6 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2024 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2024 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2025 to January 31, 2025	20,471	(1)	$755.91	—
February 1, 2025 to February 28, 2025	65,535	(1)	$642.04	64,911
March 1, 2025 to March 31, 2025	372,444	(1)	$623.62	334,434
Total	458,450		$632.16	399,345	$—
_________________
(1)In January 2025, February 2025 and March 2025, 20,471, 624 and 38,010 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On January 24, 2024, our Board of Directors authorized a $1.5 billion share repurchase program, and the program was completed in the first quarter of 2025. On April 23, 2025, our Board of Directors authorized a new $1.5 billion share repurchase program. We plan to begin repurchases under the new program in the second quarter of 2025, and intend to repurchase $1.25 billion under the new program in 2025 and then complete the program by the end of the first quarter of 2026. As of March 31, 2025, there were no open share repurchase programs. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 million year-to-date through March 31, 2025.

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

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-K for the fiscal year ended December 31, 2024)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 23, 2025	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 23, 2025	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer