Form 10-Q
period 2025-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2025-10-22
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 20, 2025, there were 63,630,147 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
•inability to benefit from government spending, including spending associated with infrastructure projects, or a reduction or disruption in government spending, including as a result of a government shutdown;
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
•our significant indebtedness (which totaled $14.1 billion at September 30, 2025) requires a significant amount of cash for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$512	$457
Accounts receivable, net	2,579	2,357
Inventory	234	200
Prepaid expenses and other assets	458	235
Total current assets	3,783	3,249
Rental equipment, net	16,405	14,931
Property and equipment, net	1,075	1,034
Goodwill	6,884	6,900
Other intangible assets, net	531	663
Operating lease right-of-use assets	1,326	1,337
Other long-term assets	61	49
Total assets	$30,065	$28,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,548	$1,178
Accounts payable	1,276	748
Accrued expenses and other liabilities	1,387	1,397
Total current liabilities	4,211	3,323
Long-term debt	12,600	12,228
Deferred taxes	2,971	2,685
Operating lease liabilities	1,064	1,089
Other long-term liabilities	219	216
Total liabilities	21,065	19,541
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,322,937 and 63,766,498 shares issued and outstanding, respectively, at September 30, 2025 and 115,179,350 and 65,305,731 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	2,751	2,691
Retained earnings	15,304	13,813
Treasury stock at cost—51,556,439 and 49,873,619 shares at September 30, 2025 and December 31, 2024, respectively	(8,773)	(7,478)
Accumulated other comprehensive loss	(283)	(405)
Total stockholders’ equity	9,000	8,622
Total liabilities and stockholders’ equity	$30,065	$28,163
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Equipment rentals	$3,665	$3,463	$10,225	$9,607
Sales of rental equipment	333	321	1,027	1,069
Sales of new equipment	95	77	240	186
Contractor supplies sales	43	38	120	116
Service and other revenues	93	93	279	272
Total revenues	4,229	3,992	11,891	11,250
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,530	1,392	4,351	3,958
Depreciation of rental equipment	684	629	1,972	1,819
Cost of rental equipment sales	186	176	567	564
Cost of new equipment sales	75	65	192	152
Cost of contractor supplies sales	32	26	86	80
Cost of service and other revenues	57	56	169	165
Total cost of revenues	2,564	2,344	7,337	6,738
Gross profit	1,665	1,648	4,554	4,512
Selling, general and administrative expenses	442	416	1,301	1,209
Restructuring charge	—	1	1	3
Non-rental depreciation and amortization	109	109	331	322
Operating income	1,114	1,122	2,921	2,978
Interest expense, net	178	178	533	511
Other income, net	(1)	(5)	(76)	(12)
Income before provision for income taxes	937	949	2,464	2,479
Provision for income taxes	236	241	623	593
Net income	$701	$708	$1,841	$1,886
Basic earnings per share	$10.93	$10.73	$28.42	$28.33
Diluted earnings per share	$10.91	$10.70	$28.37	$28.25

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$701	$708	$1,841	$1,886
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29)	55	122	(9)
Other comprehensive (loss) income (1)	(29)	55	122	(9)
Comprehensive income	$672	$763	$1,963	$1,877
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2025 or 2024. There were no material taxes associated with other comprehensive income (loss) during 2025 or 2024.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2025	64	$1	$2,721	$14,718	51	$(8,151)	$(254)
Net income				701
Dividends declared (4)				(115)
Foreign currency translation adjustments							(29)
Stock compensation expense, net	—		32
Tax withholding for share-based compensation	—		(2)
Repurchase of common stock	(1)				1	(622)
Balance at September 30, 2025	64	$1	$2,751	$15,304	52	$(8,773)	$(283)

	Three Months Ended September 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2024	66	$1	$2,664	$12,630	49	$(6,722)	$(292)
Net income				708
Dividends declared (4)				(107)
Foreign currency translation adjustments							55
Stock compensation expense, net	—		24
Tax withholding for share-based compensation	—		(2)
Repurchase of common stock	—				—	(378)
Balance at September 30, 2024	66	$1	$2,686	$13,231	49	$(7,100)	$(237)

	Nine Months Ended September 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				1,841
Dividends declared (4)				(350)
Foreign currency translation adjustments							122
Stock compensation expense, net	—		102
Tax withholding for share-based compensation	—		(42)
Repurchase of common stock	(2)				2	(1,295)
Balance at September 30, 2025	64	$1	$2,751	$15,304	52	$(8,773)	$(283)

	Nine Months Ended September 30, 2024
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				1,886
Dividends declared (4)				(327)
Foreign currency translation adjustments							(9)
Stock compensation expense, net	—		79
Tax withholding for share-based compensation	—		(43)
Repurchase of common stock	(1)				1	(1,135)
Balance at September 30, 2024	66	$1	$2,686	$13,231	49	$(7,100)	$(237)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2024.
(2)Amounts may not foot due to rounding.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(4)We declared dividends of $1.79 and $1.63 per share during the three months ended September 30, 2025 and 2024, respectively, and $5.37 and $4.89 per share during the nine months ended September 30, 2025 and 2024, respectively.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$1,841	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,303	2,141
Amortization of deferred financing costs and original issue discounts	11	11
Gain on sales of rental equipment	(460)	(505)
Gain on sales of non-rental equipment	(15)	(13)
Insurance proceeds from damaged equipment	(36)	(38)
Stock compensation expense, net	102	79
Restructuring charge	1	3
Debt related activity (1)	15	1
Increase (decrease) in deferred taxes	259	(31)
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(208)	(51)
(Increase) decrease in inventory	(33)	5
Increase in prepaid expenses and other assets	(202)	(44)
Increase in accounts payable	338	152
Increase (decrease) in accrued expenses and other liabilities	18	(98)
Net cash provided by operating activities	3,934	3,498
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(3,576)	(3,178)
Payments for purchases of non-rental equipment and intangible assets	(273)	(266)
Proceeds from sales of rental equipment	1,027	1,069
Proceeds from sales of non-rental equipment	44	50
Insurance proceeds from damaged equipment	36	38
Purchases of other companies, net of cash acquired	(22)	(1,342)
Purchases of investments	(2)	(4)
Net cash used in investing activities	(2,766)	(3,633)
Cash Flows From Financing Activities:
Proceeds from debt	7,467	9,729
Payments of debt	(6,862)	(7,964)
Payment of contingent consideration	(23)	—
Common stock repurchased, including tax withholdings for share-based compensation	(1,338)	(1,168)
Payments of financing and other debt related costs (1)	(23)	(17)
Dividends paid	(350)	(326)
Net cash (used in) provided by financing activities	(1,129)	254
Effect of foreign exchange rates	16	(3)
Net increase in cash and cash equivalents	55	116
Cash and cash equivalents at beginning of period	457	363
Cash and cash equivalents at end of period	$512	$479
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$574	$812
Cash paid for interest	566	544
(1)The amounts for the nine months ended September 30, 2025 primarily reflect bridge financing fees associated with the terminated acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) discussed below.
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
New Accounting Pronouncements
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on any amounts recognized in our financial statements, but will impact our income tax disclosures.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.
Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently assessing the impact this guidance will have on our financial statements.
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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,937	$—	$2,937	$2,804	$—	$2,804
Re-rent revenue	73	—	73	71	—	71
Ancillary and other rental revenues:
Delivery and pick-up	—	313	313	—	297	297
Other	281	61	342	243	48	291
Total ancillary and other rental revenues	281	374	655	243	345	588
Total equipment rentals	3,291	374	3,665	3,118	345	3,463
Sales of rental equipment	—	333	333	—	321	321
Sales of new equipment	—	95	95	—	77	77
Contractor supplies sales	—	43	43	—	38	38
Service and other revenues	—	93	93	—	93	93
Total revenues	$3,291	$938	$4,229	$3,118	$874	$3,992

	Nine Months Ended September 30,
		2025			2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$8,204	$—	$8,204	$7,812	$—	$7,812
Re-rent revenue	196	—	196	184	—	184
Ancillary and other rental revenues:
Delivery and pick-up	—	859	859	—	778	778
Other	788	178	966	685	148	833
Total ancillary and other rental revenues	788	1,037	1,825	685	926	1,611
Total equipment rentals	9,188	1,037	10,225	8,681	926	9,607
Sales of rental equipment	—	1,027	1,027	—	1,069	1,069
Sales of new equipment	—	240	240	—	186	186
Contractor supplies sales	—	120	120	—	116	116
Service and other revenues	—	279	279	—	272	272
Total revenues	$9,188	$2,703	$11,891	$8,681	$2,569	$11,250
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2025, 68 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the nine months ended September 30, 2025) and are governed by our standard rental contract. We account for such rentals as

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $181 and $185 as of September 30, 2025 and December 31, 2024, respectively.
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
Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2025). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the nine months ended September 30, 2025 and for each of the last three full years. Our customer with the largest receivable balance represented approximately two percent of total receivables at September 30, 2025 and December 31, 2024. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2025, and these revenues account for corresponding portions of the $2.579 billion of net accounts receivable and the associated allowance for credit losses of $180 as of September 30, 2025).
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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning balance	$183	$176	$186	$169
Charged to costs and expenses (1)	5	6	11	13
Charged to revenue (2)	13	17	41	40
Deductions and other (3)	(21)	(15)	(58)	(38)
Ending balance	$180	$184	$180	$184
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2025 or 2024 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2025 and 2024 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2025.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$2,400	$1,265	$3,665	$2,327	$1,136	$3,463
Sales of rental equipment	274	59	333	274	47	321
Sales of new equipment	45	50	95	36	41	77
Contractor supplies sales	23	20	43	22	16	38
Service and other revenues	84	9	93	86	7	93
Total revenue (1)	2,826	1,403	4,229	2,745	1,247	3,992
Equipment rentals gross profit (see calculation below)	881	570	1,451	874	568	1,442
Equipment rentals gross margin	36.7%	45.1%	39.6%	37.6%	50.0%	41.6%
Calculation of equipment rentals gross profit:
Equipment rentals	2,400	1,265	3,665	2,327	1,136	3,463
Less:
Depreciation of rental equipment	(512)	(172)	(684)	(497)	(132)	(629)
Significant/all other rental expenses (2):
Labor and benefits (3)	(416)	(134)	(550)	(396)	(115)	(511)
Repairs and maintenance	(228)	(66)	(294)	(214)	(58)	(272)
Delivery	(141)	(133)	(274)	(126)	(102)	(228)
All other rental expenses (2)	(222)	(190)	(412)	(220)	(161)	(381)
Equipment rentals gross profit	881	570	1,451	874	568	1,442
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			214			206
Selling, general and administrative expenses			(442)			(416)
Restructuring charge (4)			—			(1)
Non-rental depreciation and amortization			(109)			(109)
Interest expense, net			(178)			(178)
Other income, net			1			5
Income before provision for income taxes			$937			$949

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$6,767	$3,458	$10,225	$6,606	$3,001	$9,607
Sales of rental equipment	876	151	1,027	933	136	1,069
Sales of new equipment	137	103	240	92	94	186
Contractor supplies sales	65	55	120	65	51	116
Service and other revenues	252	27	279	248	24	272
Total revenue (1)	8,097	3,794	11,891	7,944	3,306	11,250
Equipment rentals gross profit (see calculation below)	2,356	1,546	3,902	2,357	1,473	3,830
Equipment rentals gross margin	34.8%	44.7%	38.2%	35.7%	49.1%	39.9%
Capital expenditures (5)	3,049	984	4,033	2,738	815	3,553
Calculation of equipment rentals gross profit:
Equipment rentals	6,767	3,458	10,225	6,606	3,001	9,607
Less:
Depreciation of rental equipment	(1,497)	(475)	(1,972)	(1,465)	(354)	(1,819)
Significant/all other rental expenses (2):
Labor and benefits (3)	(1,237)	(382)	(1,619)	(1,178)	(319)	(1,497)
Repairs and maintenance	(630)	(178)	(808)	(619)	(154)	(773)
Delivery	(384)	(348)	(732)	(346)	(256)	(602)
All other rental expenses (2)	(663)	(529)	(1,192)	(641)	(445)	(1,086)
Equipment rentals gross profit	2,356	1,546	3,902	2,357	1,473	3,830
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			652			682
Selling, general and administrative expenses			(1,301)			(1,209)
Restructuring charge (4)			(1)			(3)
Non-rental depreciation and amortization			(331)			(322)
Interest expense, net			(533)			(511)
Other income, net (6)			76			12
Income before provision for income taxes			$2,464			$2,479
	September 30, 2025			December 31, 2024
	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets	$22,147	$7,918	$30,065	$21,044	$7,119	$28,163
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(4)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. As of September 30, 2025, there were no open restructuring programs.
(5)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable included $261 and $77 as of September 30, 2025 and December 31, 2024, respectively, and $183 and $74 as of September 30, 2024 and December 31, 2023, respectively, of amounts due but unpaid for purchases of rental equipment.
(6)In January 2025, we announced that we had signed a merger agreement to acquire H&E. In February 2025, the merger agreement was terminated. Other income, net for the nine months ended September 30, 2025 includes a break-up fee of $64 that we received following the termination of the H&E merger agreement.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Fair Value Measurements
As of September 30, 2025 and December 31, 2024, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of September 30, 2025 and December 31, 2024. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2025 and December 31, 2024 have been calculated based upon available market information, and were as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$8,827	$8,791	$8,821	$8,518
5. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2025	December 31, 2024
Accounts receivable securitization facility expiring 2026 (1) (2)	$1,439	$1,085
$4.50 billion ABL facility expiring 2030 (1) (3)	2,586	2,253
Term loan facility expiring 2031 (1) (4)	978	984
5 1/2 percent Senior Notes due 2027	499	499
3 7/8 percent Senior Secured Notes due 2027	747	747
4 7/8 percent Senior Notes due 2028 (5)	1,668	1,667
6 percent Senior Secured Notes due 2029	1,491	1,490
5 1/4 percent Senior Notes due 2030	746	746
4 percent Senior Notes due 2030	746	745
3 7/8 percent Senior Notes due 2031	1,093	1,092
3 3/4 percent Senior Notes due 2032	746	745
6 1/8 percent Senior Notes due 2034	1,091	1,090
Finance leases	318	263
Total debt	14,148	13,406
Less short-term portion (6)	(1,548)	(1,178)
Total long-term debt	$12,600	$12,228
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2025. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$1,880	$60	$—
Letters of credit	22
Interest rate at September 30, 2025	5.1%	5.1%	5.7%
Average month-end principal amount of debt outstanding	1,918	1,334	989
Weighted-average interest rate on average debt outstanding	5.4%	5.2%	6.0%
Maximum month-end principal amount of debt outstanding	2,598	1,440	993
(2)In June 2025, the accounts receivable securitization facility was amended, primarily to extend the maturity date to June 24, 2026. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2025, there were $1.710 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)In July 2025, the ABL facility was amended, primarily to increase the facility size to $4.50 billion and to extend the maturity date to July 10, 2030.
(4)Borrowings under the term loan facility bear interest based on the Secured Overnight Financing Rate (“SOFR”) plus a spread, and the term loan facility was amended, primarily to reduce this spread, in August 2025.
(5)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of September 30, 2025, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.664 billion and one with a book value of $4.
(6)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases.
Loan Covenants and Compliance

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As of September 30, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$701	$708	1,841	1,886
Denominator:
Denominator for basic earnings per share—weighted-average common shares	64,159	66,019	64,792	66,596
Effect of dilutive securities:
Employee stock options	1	2	1	3
Restricted stock units	116	164	96	168
Denominator for diluted earnings per share—adjusted weighted-average common shares	64,276	66,185	64,889	66,767
Basic earnings per share	$10.93	$10.73	$28.42	$28.33
Diluted earnings per share	$10.91	$10.70	$28.37	$28.25

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have increased in recent years. For example, in March 2024, United Rentals (North America), Inc. (“URNA”) issued $1.1 billion aggregate principal amount of senior unsecured notes at a 6 1/8 percent interest rate, while URNA's issuance in August 2021 of $750 aggregate principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rates on our variable debt instruments were 5.5 percent and 1.4 percent for the nine months ended September 30, 2025 and the year ended December 31, 2021, respectively. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that can be, in part, passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated, as well as impact consumer confidence and/or result in declines in construction or industrial activity. The impact of inflation, tariffs and interest rate fluctuations may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,739 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $22.8 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the nine months ended September 30, 2025.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2025, we have taken the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business:
•Amended our ABL facility, primarily to increase the facility size from $4.25 billion to $4.50 billion and to extend the maturity date to July 2030;
•Amended our term loan facility, which bears interest based on SOFR plus a spread, primarily to reduce this spread.
As of September 30, 2025, we had available liquidity of $2.452 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, which was completed in the first quarter of 2025. In April 2025, our Board of Directors authorized a new $1.5 billion share repurchase program, and repurchases under this program began in April 2025. Subsequent to the enactment of the new federal tax legislation discussed below (see "Results of Operations-Other costs/(income)-effective tax rates”) on July 4, 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the current share repurchase program, from $1.5 billion to $2.0 billion. We have repurchased $1.033 billion under this program through September 30, 2025, and intend to repurchase $1.65 billion under the program in 2025, with the remaining $350 under the program carried into 2026. Including the $250 of repurchases made to complete the prior $1.5 billion share repurchase program, we expect to complete $1.9 billion of repurchases in 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $12 year-to-date through September 30, 2025 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2025).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the nine months ended September 30, 2025 and 2024, we paid dividends of $350 ($5.37 per share) and $326 ($4.89 per share), respectively. On October 22, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on November 26, 2025 to stockholders of record on November 12, 2025.
Merger Termination Benefit. In January 2025, we announced that we had signed a merger agreement to acquire H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). In February 2025, following the termination of that merger agreement, we received a break-up fee of $64. The merger agreement was terminated in the first quarter of 2025, and the merger termination had no impact on the results for the three months ended September 30, 2025. Our results for the nine months ended September 30, 2025 include a net $39 merger termination benefit, which reflects this break-up fee, net of related transaction costs. The net merger termination benefit is comprised of $12 of professional fees recorded in selling, general and administrative ("SG&A") expenses, $13 of bridge financing fees recorded in interest expense, net, and the break-up fee of $64 recorded in other income, net. For the nine months ended September 30, 2025, the impact of the merger termination was a $29 after-tax benefit, or $0.45 per diluted share, for net income and a $52 benefit for adjusted EBITDA (as defined below).
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$701	$708	$1,841	$1,886
Diluted earnings per share	$10.91	$10.70	$28.37	$28.25
Net income and diluted earnings per share for the nine months ended September 30, 2025 include the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the nine months ended September 30, 2025 was a net after-tax benefit of $29, or $0.45 per diluted share. The merger termination did not impact the results for any other period above. Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Tax rate applied to items below	25.2%		25.5%		25.2%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(29)	$(0.45)	$(35)	$(0.53)	$(94)	$(1.46)	$(107)	$(1.60)
Impact on depreciation related to acquired fleet and property and equipment (2)	(17)	(0.27)	(25)	(0.38)	(55)	(0.85)	(78)	(1.17)
Impact of the fair value mark-up of acquired fleet (3)	(4)	(0.07)	(10)	(0.15)	(18)	(0.28)	(35)	(0.52)
Restructuring charge (4)	1	0.01	(1)	(0.01)	—	(0.01)	(2)	(0.03)
Asset impairment charge (5)	—	—	(2)	(0.03)	(2)	(0.03)	(2)	(0.04)
Debt related losses	(1)	(0.01)	—	—	(1)	(0.01)	(1)	(0.01)

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
Adjusted EBITDA for the nine months ended September 30, 2025 includes the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the nine months ended September 30, 2025 was a net after-tax benefit of $29 for net income and a $52 benefit for adjusted EBITDA. The merger termination did not impact the results for any other period in the table below. The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$701	$708	$1,841	$1,886
Provision for income taxes	236	241	623	593
Interest expense, net	178	178	533	511
Depreciation of rental equipment	684	629	1,972	1,819
Non-rental depreciation and amortization	109	109	331	322
EBITDA	$1,908	$1,865	$5,300	$5,131
Restructuring charge (1)	—	1	1	3
Stock compensation expense, net (2)	32	24	102	79
Impact of the fair value mark-up of acquired fleet (3)	6	14	24	47
Adjusted EBITDA	$1,946	$1,904	$5,427	$5,260
Net income margin	16.6%	17.7%	15.5%	16.8%
Adjusted EBITDA margin	46.0%	47.7%	45.6%	46.8%
The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$3,934	$3,498
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(11)	(11)
Gain on sales of rental equipment	460	505
Gain on sales of non-rental equipment	15	13
Insurance proceeds from damaged equipment	36	38
Restructuring charge (1)	(1)	(3)
Stock compensation expense, net (2)	(102)	(79)
Debt related activity (4)	(15)	(1)
Changes in assets and liabilities	(156)	(185)
Cash paid for interest	566	544
Cash paid for income taxes, net	574	812
EBITDA	$5,300	$5,131
Add back:
Restructuring charge (1)	1	3
Stock compensation expense, net (2)	102	79
Impact of the fair value mark-up of acquired fleet (3)	24	47
Adjusted EBITDA	$5,427	$5,260
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

(4)The amount for the nine months ended September 30, 2025 primarily reflects bridge financing fees associated with the terminated H&E acquisition discussed above.
For the three months ended September 30, 2025, net income decreased $7, or 1.0 percent, to $701. Net income margin decreased 110 basis points to 16.6 percent, primarily driven by 1) decreased gross margin from equipment rentals, which reflected the impact of inflation and normal cost variability, particularly in delivery costs, as well as higher depreciation expense in the specialty segment due, in part, to growth in the segment's matting business, partially offset by decreases as a percentage of revenue in 2) the provision for income taxes and 3) interest expense. While both the provision for income taxes and interest expense decreased as a percentage of revenue, the effective tax rate and net interest expense were both largely flat year-over-year.
For the three months ended September 30, 2025, adjusted EBITDA increased $42, or 2.2 percent, to $1.946 billion. Adjusted EBITDA margin decreased 170 basis points to 46.0 percent, primarily reflecting decreases in gross margin from equipment rentals (excluding depreciation and stock compensation expense) and gross margin from used equipment sales (excluding the adjustment for the impact of the fair value mark-up of acquired fleet). The decreased gross margin from equipment rentals reflected the impact of inflation and normal cost variability, particularly in delivery costs. The decreased gross margin from sales of rental equipment primarily reflected the normalization of the used equipment market, including pricing.
For the nine months ended September 30, 2025, net income decreased $45, or 2.4 percent, to $1.841 billion, which included the $29 after-tax H&E merger termination benefit discussed above. Net income margin decreased 130 basis points to 15.5 percent, primarily driven by 1) decreased gross margin from equipment rentals, particularly for the specialty segment, as discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”) and 2) decreased gross margin from used equipment sales, which primarily reflected the normalization of the used equipment market, including pricing, partially offset by 3) the impact of the H&E break-up fee discussed above.
For the nine months ended September 30, 2025, adjusted EBITDA increased $167, or 3.2 percent, to $5.427 billion, which included the $52 merger termination benefit discussed above. Adjusted EBITDA margin decreased 120 basis points to 45.6 percent, primarily reflecting 1) decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense), 2) decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet), which primarily reflected the normalization of the used equipment market, including pricing, and 3) higher SG&A expenses, which included the professional fees associated with the terminated H&E acquisition, partially offset by 4) the impact of the H&E break-up fee discussed above. The decreased gross margin from equipment rentals is discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). While the gross margin discussion below includes the impact of depreciation, the other non-depreciation items discussed below, including inflation, normal cost variability, and a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals, for the specialty segment, were the primary drivers of the decrease in gross margin from equipment rentals on the adjusted EBITDA basis (excluding depreciation and stock compensation expense).
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Equipment rentals*	$3,665	$3,463	5.8%	$10,225	$9,607	6.4%
Sales of rental equipment	333	321	3.7%	1,027	1,069	(3.9)%
Sales of new equipment	95	77	23.4%	240	186	29.0%
Contractor supplies sales	43	38	13.2%	120	116	3.4%
Service and other revenues	93	93	—%	279	272	2.6%
Total revenues	$4,229	$3,992	5.9%	$11,891	$11,250	5.7%
*Equipment rentals variance components:
Year-over-year change in average OEC			4.2%			3.7%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			2.0%			2.8%
Contribution from ancillary and re-rent revenue (3)			1.1%			1.4%
Total change in equipment rentals			5.8%			6.4%
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
For the three months ended September 30, 2025, total revenues of $4.229 billion increased 5.9 percent compared with 2024. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2025). Equipment rentals increased $202, or 5.8 percent, primarily due to a 4.2 percent increase in average OEC and a 2.0 percent increase in fleet productivity. Sales of rental equipment did not change significantly year-over-year.
For the nine months ended September 30, 2025, total revenues of $11.891 billion increased 5.7 percent compared with 2024. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the nine months ended September 30, 2025). Equipment rentals increased $618, or 6.4 percent, primarily due to a 3.7 percent increase in average OEC, and a 2.8 percent increase in fleet productivity, which includes the impact of the Yak acquisition. Fleet productivity increased 2.5 percent on a pro forma basis including the pre-acquisition results of Yak for 2024. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended September 30, 2025, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2025
Equipment rentals	$2,400	$1,265	$3,665
Sales of rental equipment	274	59	333
Sales of new equipment	45	50	95
Contractor supplies sales	23	20	43
Service and other revenues	84	9	93
Total revenue	$2,826	$1,403	$4,229
Three Months Ended September 30, 2024
Equipment rentals	$2,327	$1,136	$3,463
Sales of rental equipment	274	47	321
Sales of new equipment	36	41	77
Contractor supplies sales	22	16	38
Service and other revenues	86	7	93
Total revenue	$2,745	$1,247	$3,992
Nine Months Ended September 30, 2025
Equipment rentals	$6,767	$3,458	$10,225
Sales of rental equipment	876	151	1,027
Sales of new equipment	137	103	240
Contractor supplies sales	65	55	120
Service and other revenues	252	27	279
Total revenue	$8,097	$3,794	$11,891
Nine Months Ended September 30, 2024
Equipment rentals	$6,606	$3,001	$9,607
Sales of rental equipment	933	136	1,069
Sales of new equipment	92	94	186
Contractor supplies sales	65	51	116
Service and other revenues	248	24	272
Total revenue	$7,944	$3,306	$11,250
Equipment rentals represented 87 percent of total revenues for the three months ended September 30, 2025. For the three months ended September 30, 2025, equipment rentals of $3.665 billion increased $202, or 5.8 percent, as compared to the same period in 2024, primarily due to a 4.2 percent increase in average OEC and a 2.0 percent increase in fleet productivity.
For the three months ended September 30, 2025, equipment rentals represented 85 percent of total revenues for the general rentals segment. For the three months ended September 30, 2025, general rentals equipment rentals increased $73, or 3.1 percent, as compared to the same period in 2024.
For the three months ended September 30, 2025, equipment rentals represented 90 percent of total revenues for the specialty segment. For the three months ended September 30, 2025, specialty equipment rentals increased $129, or 11.4 percent, as compared to the same period in 2024, primarily due to increased average OEC.
For the nine months ended September 30, 2025, equipment rentals represented 86 percent of total revenues. For the nine months ended September 30, 2025, equipment rentals of $10.225 billion increased $618, or 6.4 percent, as compared to the same period in 2024, primarily due to a 3.7 percent increase in average OEC, and a 2.8 percent increase in fleet productivity, which includes the impact of the Yak acquisition. Fleet productivity increased 2.5 percent on a pro forma basis including the pre-acquisition results of Yak for 2024.
For the nine months ended September 30, 2025, equipment rentals represented 84 percent of total revenues for the general rentals segment. For the nine months ended September 30, 2025, general rentals equipment rentals increased $161, or 2.4 percent, as compared to the same period in 2024.

For the nine months ended September 30, 2025, equipment rentals represented 91 percent of total revenues for the specialty segment. For the nine months ended September 30, 2025, specialty equipment rentals increased $457, or 15.2 percent, as compared to the same period in 2024, primarily due to the impact of the Yak acquisition and increased average OEC. Specialty equipment rentals increased 13.3 percent year-over-year on a pro forma basis including the pre-acquisition results of Yak for 2024.
Sales of rental equipment. For the nine months ended September 30, 2025, sales of rental equipment represented approximately 9 percent of our total revenues. For the three and nine months ended September 30, 2025, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the nine months ended September 30, 2025, sales of new equipment represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2025, sales of new equipment increased 23.4 percent and 29.0 percent year-over-year, respectively, primarily due to supply chain normalization.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2025, contractor supplies sales represented approximately 1 percent of our total revenues. Contractor supplies sales for the three and nine months ended September 30, 2025 did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2025, service and other revenues represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2025, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
See note 3 to our condensed consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2025
Equipment Rentals Gross Profit	$881	$570	$1,451
Equipment Rentals Gross Margin	36.7%	45.1%	39.6%
Three Months Ended September 30, 2024
Equipment Rentals Gross Profit	$874	$568	$1,442
Equipment Rentals Gross Margin	37.6%	50.0%	41.6%
Nine Months Ended September 30, 2025
Equipment Rentals Gross Profit	$2,356	$1,546	$3,902
Equipment Rentals Gross Margin	34.8%	44.7%	38.2%
Nine Months Ended September 30, 2024
Equipment Rentals Gross Profit	$2,357	$1,473	$3,830
Equipment Rentals Gross Margin	35.7%	49.1%	39.9%
General rentals. For the three months ended September 30, 2025, equipment rentals gross profit increased by $7, and equipment rentals gross margin decreased by 90 basis points year-over-year. Gross margin decreased primarily due to inflation and normal cost variability, particularly in delivery costs.
For the nine months ended September 30, 2025, equipment rentals gross profit decreased by $1, and equipment rentals gross margin decreased by 90 basis points year-over-year. Gross margin decreased primarily due to inflation and normal cost variability, particularly in delivery and labor and benefits costs.
Specialty. For the three months ended September 30, 2025, equipment rentals gross profit increased by $2, and equipment rentals gross margin decreased by 490 basis points, year-over-year. Gross margin decreased primarily due to higher depreciation expense due, in part, to growth in our matting business, which is primarily comprised of locations acquired in the Yak acquisition, and inflation and normal cost variability, particularly in delivery costs. The increase in delivery costs also related in part to repositioning fleet to efficiently support strong demand.

For the nine months ended September 30, 2025, equipment rentals gross profit increased by $73, and equipment rentals gross margin decreased by 440 basis points, year-over-year. Gross margin decreased primarily due to 1) increased depreciation expense, including the impact of the Yak acquisition and growth in the acquired Yak locations, 2) inflation and normal cost variability, particularly in delivery costs, and 3) the impact of a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals. The increase in delivery costs also related in part to repositioning fleet to efficiently support strong demand.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Total gross margin	39.4%	41.3%	(190) bps	38.3%	40.1%	(180) bps
Equipment rentals	39.6%	41.6%	(200) bps	38.2%	39.9%	(170) bps
Sales of rental equipment	44.1%	45.2%	(110) bps	44.8%	47.2%	(240) bps
Sales of new equipment	21.1%	15.6%	550 bps	20.0%	18.3%	170 bps
Contractor supplies sales	25.6%	31.6%	(600) bps	28.3%	31.0%	(270) bps
Service and other revenues	38.7%	39.8%	(110) bps	39.4%	39.3%	10 bps
For the three months ended September 30, 2025, total gross margin decreased 190 basis points from 2024. Equipment rentals gross margin decreased 200 basis points from 2024, primarily due to inflation and normal cost variability, particularly in delivery costs, as well as increased depreciation expense in the specialty segment, all of which are discussed above. Gross margin from sales of rental equipment decreased 110 basis points from 2024, which primarily reflected the normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2025).
For the nine months ended September 30, 2025, total gross margin decreased 180 basis points from 2024. Equipment rentals gross margin decreased 170 basis points from 2024, primarily due to reduced margins in the specialty segment, as discussed above. Additionally, as discussed above, equipment rentals gross margin for the general rentals segment decreased primarily due to inflation and normal cost variability, particularly in delivery and labor and benefits costs. Gross margin from sales of rental equipment decreased 240 basis points from 2024, which primarily reflected the normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2025).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Selling, general and administrative ("SG&A") expense	$442	$416	6.3%	$1,301	$1,209	7.6%
SG&A expense as a percentage of revenue	10.5%	10.4%	10 bps	10.9%	10.7%	20 bps
Restructuring charge	—	1	(100.0)%	1	3	(66.7)%
Non-rental depreciation and amortization	109	109	—%	331	322	2.8%
Interest expense, net	178	178	—%	533	511	4.3%
Other income, net	(1)	(5)	(80.0)%	(76)	(12)	533.3%
Provision for income taxes	236	241	(2.1)%	623	593	5.1%
Effective tax rate	25.2%	25.4%	(20) bps	25.3%	23.9%	140 bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. The year-over-year increase in SG&A expense as a percentage of revenue for the nine months ended September 30, 2025 includes the impact of the professional fees associated with the terminated H&E acquisition discussed above.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $384. We currently have no open restructuring programs, and the total liability associated with our restructuring programs was $14 as of September 30, 2025.
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
Interest expense, net for the three and nine months ended September 30, 2025 did not change significantly year-over-year, as the impact of decreased variable debt interest rates was offset by slightly increased average debt. The weighted average interest rates on our variable debt instruments were 5.4 percent and 6.4 percent for the three months ended September 30, 2025 and 2024, respectively, and 5.5 percent and 6.5 percent for the nine months ended September 30, 2025 and 2024, respectively. Interest expense, net for the nine months ended September 30, 2025 includes the bridge financing fees associated with the terminated H&E acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Other income, net for the nine months ended September 30, 2025 includes $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
The effective tax rates for 2025 and 2024 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges. The year-over-year increase in the effective tax rate for the nine months ended September 30, 2025 primarily reflected benefits recognized in 2024 associated with decreases to the average state tax rates and changes to tax laws in certain states.
On July 4, 2025, new federal tax legislation (“H.R.1”) was enacted. The relevant effects of this legislation include making 100 percent bonus depreciation permanent, the permanent restoration of the ability of taxpayers to immediately expense certain domestic research and experimental expenditures, and the restoration of EBITDA-based interest deduction limitations. In addition, H.R.1 includes international tax provisions, including eliminating the net deemed tangible income return, decreasing the tax rates and taxable income computations applicable to global intangible low-taxed income (“GILTI”) and foreign derived intangible income (“FDII”), and permanently increasing the base erosion and anti-abuse minimum tax (“BEAT”) rate. Upon enactment in the third quarter of 2025, the legislation (i) did not materially impact our effective tax rate, (ii) decreased our cash income tax liability and (iii) increased our deferred tax liability. We continue to evaluate the provisions of the legislation and its potential effects on our financial position, results of operations, and cash flows, and disclosures addressing any material financial statement impact will be provided in future periods as the impact of the legislation is determined.
Balance sheet. Prepaid expenses and other assets increased by $223, or 94.9 percent, from December 31, 2024 to September 30, 2025, primarily due to an increase in income taxes receivable which reflected required tax payments exceeding the estimated tax accruals. Other intangible assets, net decreased by $132, or 19.9 percent, from December 31, 2024 to September 30, 2025, primarily due to amortization of the assets. Accounts payable increased by $528, or 70.6 percent, from December 31, 2024 to September 30, 2025, primarily due to seasonal increases in capital expenditures and business activities. Deferred taxes increased by $286, or 10.7 percent, from December 31, 2024 to September 30, 2025, primarily due to the impact of the H.R.1 tax legislation discussed above. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 5 to the condensed consolidated financial statements for further information on debt changes.

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
In January 2024, our Board of Directors authorized a $1.5 billion share repurchase program, which was completed in the first quarter of 2025. In April 2025, our Board of Directors authorized a new $1.5 billion share repurchase program, and repurchases under this program began in April 2025. Subsequent to the enactment of the new federal tax legislation discussed above (see "Results of Operations-Other costs/(income)-effective tax rates”) on July 4, 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the current share repurchase program, from $1.5 billion to $2.0 billion. We have repurchased $1.033 billion under this program through September 30, 2025, and intend to repurchase $1.65 billion under the program in 2025, with the remaining $350 under the program carried into 2026. Including the $250 of repurchases made to complete the prior $1.5 billion share repurchase program, we expect to complete $1.9 billion of repurchases in 2025. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $12 year-to-date through September 30, 2025 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2025). Since 2012, we have repurchased a total of $8.773 billion (inclusive of immaterial excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of nine programs that have ended, including the program that was completed in the first quarter of 2025).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. During the nine months ended September 30, 2025 and 2024, we paid dividends totaling $350 ($5.37 per share) and $326 ($4.89 per share), respectively. On October 22, 2025, our Board of Directors declared a quarterly dividend of $1.79 per share, payable on November 26, 2025 to stockholders of record on November 12, 2025.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of September 30, 2025, we had cash and cash equivalents of $512. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2025:

ABL facility:
Borrowing capacity, net of letters of credit	$1,880
Outstanding debt, net of debt issuance costs (1)	2,586
Interest rate at September 30, 2025	5.1%
Average month-end principal amount of debt outstanding (1)	1,918
Weighted-average interest rate on average debt outstanding	5.4%
Maximum month-end principal amount of debt outstanding (1)	2,598
Accounts receivable securitization facility:
Borrowing capacity	60
Outstanding debt, net of debt issuance costs	1,439
Interest rate at September 30, 2025	5.1%
Average month-end principal amount of debt outstanding	1,334
Weighted-average interest rate on average debt outstanding	5.2%
Maximum month-end principal amount of debt outstanding	1,440
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 20, 2025 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and our senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the nine months ended September 30, 2025, we (i) generated cash from operating activities of $3.934 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.071 billion and (iii) received cash from debt proceeds, net of payments, of $605. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.849 billion, (ii) purchase shares of our common stock for $1.338 billion and (iii) pay dividends of $350. During the nine months ended September 30, 2024, we (i) generated cash from operating activities of $3.498 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.119 billion and (iii) received cash from debt proceeds, net of payments, of $1.765 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.444 billion, (ii) purchase other companies for $1.342 billion, (iii) purchase shares of our common stock for $1.168 billion and (iv) pay dividends of $326.
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

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$3,934	$3,498
Payments for purchases of rental equipment	(3,576)	(3,178)
Payments for purchases of non-rental equipment and intangible assets	(273)	(266)
Proceeds from sales of rental equipment	1,027	1,069
Proceeds from sales of non-rental equipment	44	50
Insurance proceeds from damaged equipment	36	38
Free cash flow	$1,192	$1,211
Free cash flow for the nine months ended September 30, 2025 did not change significantly year-over-year, as the impact of increased net cash provided by operating activities was offset by higher net payments for rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment).
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2025, the indebtedness, net of debt issuance costs, of our non-guarantors was comprised of (i)

$1.439 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $128 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $12 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2025
Current receivable from non-guarantor subsidiaries	$1
Other current assets	653
Total current assets	654
Long-term assets	23,910
Total assets	24,564
Current liabilities	2,524
Long-term liabilities	16,403
Total liabilities	18,927
Nine Months Ended September 30, 2025
Total revenues	$10,846
Gross profit	4,201
Net income	1,624

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2025, we had an aggregate of $5.0 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 5 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2025 under these facilities. As of September 30, 2025, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $38 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2025, we had an aggregate of $9.1 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2025 would increase the fair value of our fixed rate indebtedness by approximately 2 percent. For additional information concerning the fair value of our fixed rate debt, see note 4 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the nine months ended September 30, 2025, our foreign subsidiaries accounted for $1.043 billion, or 9 percent, of our total revenue of $11.891 billion, and $144, or 6 percent, of our total pretax income of $2.464 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2025 to July 31, 2025	172,714	(1)	$821.01	172,322
August 1, 2025 to August 31, 2025	264,703	(1)	$895.89	264,262
September 1, 2025 to September 30, 2025	252,130	(1)	$949.55	251,076
Total	689,547		$896.76	687,660	$966,650,996
_________________
(1)In July 2025, August 2025 and September 2025, 392, 441 and 1,054 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On April 23, 2025, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under the program began in April 2025. Subsequent to the enactment of the new federal tax legislation discussed above (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other costs/(income)-effective tax rates”) on July 4, 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the share repurchase program, from $1.5 billion to $2.0 billion. We intend to repurchase $1.65 billion under the program in 2025, with the remaining $350 million under the program carried into 2026. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size) do not include the excise tax, which totaled $12 million year-to-date through September 30, 2025 (the total excise tax amount relates to both the open program above and our prior $1.5 billion share repurchase program that was completed in the first quarter of 2025).

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
Fifth Amended and Restated Credit Agreement, dated as of July 10, 2025, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals International B.V., United Rentals S.A.S., United Rentals Australia Pty Ltd, United Rentals New Zealand, Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on July 11, 2025)

10(b)
Fifth Amended and Restated U.S. Security Agreement, dated as of July 10, 2025, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Current Report on Form 8-K filed on July 11, 2025)

10(c)
Fifth Amended and Restated Canadian Security Agreement, dated as of July 10, 2025, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Current Report on Form 8-K filed on July 11, 2025)

10(d)
Amendment No.1 to Amended and Restated Credit and Guaranty Agreement, dated as of August 7, 2025, by and among United Rentals (North America), Inc., United Rentals, Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., Bank of America N.A., and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on August 7, 2025)

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

UNITED RENTALS, INC.

Dated:	October 22, 2025	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 22, 2025	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer