Form 10-K
period 2025-12-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2026-01-28
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2025 there were 64,450,115 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2025 was approximately $42.7 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $753.40.
As of January 26, 2026, there were 62,998,147 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
•rates we charge and customer demand being less than anticipated;
•changes in customer, fleet, geographic and segment mix;
•excess fleet in the equipment rental industry;
•inability to benefit from government spending, including spending associated with infrastructure projects, or a reduction or disruption in government spending, including as a result of a government shutdown;
•trends in oil and natural gas, including significant fluctuations in the prices of oil or natural gas, which can adversely affect the demand for our services and products;
•competition from existing and new competitors;
•the cyclical nature of the industry in which we operate and the industries of our customers, such as those in the construction industry;
•costs we incur being more than anticipated, including as a result of inflation or tariffs, and the inability to realize expected savings in the amounts or time frames planned;
•our significant indebtedness, which totaled $14.2 billion at December 31, 2025 and requires a significant amount of cash for debt service, can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•turnover in our management team and inability to attract and retain key personnel, as well as loss, absenteeism or the inability of employees to work or perform key functions;
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
i

•risks related to security breaches, cybersecurity attacks, failure to protect personal information, compliance with privacy, data protection and cyber incident reporting laws and regulations, and other significant disruptions to our information technology systems;
•risks related to our ability to respond adequately to changes in technology and customer demands;
•risks related to our use of artificial intelligence (“AI”), and challenges with properly managing such use;
•risks related to severe weather events and other natural occurrences, and climate change regulation;
•risks related to our aspirational sustainability and safety goals, including our greenhouse gas intensity reduction goal;
•risks related to evolving requirements, expectations and perspectives from regulators and stakeholders on environmental, social and sustainability-related topics, and our ability to meet these requirements and expectations;
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

ii

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2026.

Item 1.    Business
United Rentals is the largest equipment rental company in the world, operates throughout the United States and Canada, and has a smaller presence in Europe, Australia and New Zealand. The table below presents key information about our business as of and for the years ended December 31, 2025 and 2024. Our business is discussed in more detail below. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report.

	2025	2024
PERFORMANCE MEASURES
Total revenues (in millions)	$16,099	$15,345
Equipment rental revenue percent of total revenues	86%	85%
Equipment rental revenue variance components:
Year-over-year change in average original equipment cost (“OEC”)	3.9%	3.5%
Assumed year-over-year inflation impact (1)	(1.5)%	(1.5)%
Fleet productivity (2)	2.2%	4.1%
Contribution from ancillary and re-rent revenue (3)	1.4%	1.9%
Total equipment rental revenue variance	6.0%	8.0%
Key account percent of equipment rental revenue	69%	68%
National account percent of equipment rental revenue	46%	44%
FLEET
Fleet OEC (in billions)	$22.48	$21.43
Equipment units	1,095,000	1,120,000
Fleet age in months	49.5	51.3
Equipment rental revenue percent by fleet type:
General construction and industrial equipment	39%	40%
Aerial work platforms	22%	23%
General tools and light equipment	9%	9%
Power and HVAC (heating, ventilating and air conditioning) equipment	11%	11%
Trench safety equipment	5%	5%
Fluid solutions equipment	7%	7%
Mobile storage equipment and modular office space	3%	3%
Surface protection mats	4%	2%
LOCATIONS/PERSONNEL
Rental locations	1,768	1,686
Approximate range of branches per district	5-13	4-13
Approximate range of districts per region	7-11	5-10
Range of regions per division	3-7	2-7
Hourly employees	20,300	19,900
Salaried employees	8,200	8,000
Total employees	28,500	27,900
INDUSTRY
Estimated North American market share (4)	15%	15%
CUSTOMERS/SUPPLIERS
Largest customer percent of total revenues	1%	1%
Top 10 customers percent of total revenues	5%	5%
Largest supplier percent of capital expenditures	11%	12%
Top 10 supplier percent of capital expenditures	52%	51%
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
(4)As discussed below (see “Industry Overview and Economic Outlook”), North American market share is based on industry estimates (excluding party and event rentals) from the American Rental Association (“ARA”). In March 2024, we completed the acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”). Estimated North American market share as of December 31, 2024 includes the standalone, pre-acquisition revenue of Yak.
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
•Employee wellness: The Company’s Live Well, Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity and overall employee engagement. Through the program, eligible employees can reduce medical plan costs if they complete a health assessment and participate in a biometric screening at work or off-site, and, in 2025, 59 percent of eligible employees did so. The program also includes (i) a paid day off to be used for a wellness exam or day of service, which was used by 89 percent of eligible employees in 2025, (ii) tobacco cessation support and (iii) participation incentives. Additionally, employees and family members can participate in virtual health challenges to encourage daily activity.
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
•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. For example, voluntary employee turnover, which represents voluntary terminations during the year divided by average headcount during the year, was 10.8 percent, 11.9 percent and 12.4 percent for 2025, 2024 and 2023, respectively. We also conduct an annual employee experience survey, with Peakon (a Workday company) serving as administrator, which provides information on drivers of engagement and areas where we can improve.
•Employee inclusion and engagement: Our commitment to inclusion is demonstrated through many efforts. As part of our inclusion efforts, we are committed to supporting our military veterans and have made the fair inclusion of veterans a priority. To provide an open and frequent line of communication for all employees, we host town hall meetings and quarterly all-employee conference calls, and utilize a virtual collaboration platform for our employees to engage with our full team. We recently launched a company-wide mentorship program, the UR Connections platform, enabling peer-to-peer connections both in-person and virtually. We also sponsor the United Compassion

Fund, an employee-funded 501(c)(3) charity that provides financial assistance to fellow employees in need. In 2025, employees voluntarily donated approximately $1.7 million to the fund, and employees received 415 grants totaling approximately $1.4 million.
•Training and development: The Company is committed to the continual development of its employees. We aim for all new hires to attend JumpSTART, a new hire orientation, to quickly acclimate them to our culture, as well as applicable new hires to attend Center of Excellence (job-related) training within 90 days of hire. We offer a wide array of training solutions (instructor-led in-person, virtual, digital, hands-on, e-learning and experience maps) for further development of our employees to help them achieve their career goals. In addition, as we did in 2025, we aim to regularly develop new training programs, launch pilot programs and expand leadership opportunities for our employees. In 2025, our employees enhanced their skills through approximately 1.1 million hours of training, including safety training, sales and leadership training and equipment-related training from our suppliers. Our performance process encourages employee check-ins throughout the year to discuss performance and career goals, as well as development opportunities at all levels across the Company.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a “one-stop” shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak in March 2024 and other recent, smaller acquisitions in Australia, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. (“Ahern Rentals”) in December 2022, as well as other smaller, more recent acquisitions. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
Industry Overview and Economic Outlook
United Rentals serves the following three principal end-markets for equipment rental in North America: industrial and other non-construction; commercial (or private non-residential) construction; and residential construction, which includes remodeling. We also have a smaller presence in Europe, Australia and New Zealand. See Item 2—Properties for further geographical detail on our rental network. In 2025, based on our classification of the vertical market segments in which our equipment was used:
•Industrial and other non-construction rentals represented approximately 48 percent of our rental revenue, primarily reflecting rentals to manufacturers, energy companies, chemical companies, paper mills, railroads, shipbuilders, utilities, retailers and infrastructure entities;

•Commercial construction rentals represented approximately 48 percent of our rental revenue, primarily reflecting rentals related to the construction and remodeling of facilities for office space, lodging, healthcare, entertainment and other commercial purposes; and
•Residential rentals represented approximately four percent of our rental revenue, primarily reflecting rentals of equipment for the construction and renovation of homes.
In 2025, our full year rental revenue increased by 6.0 percent year-over-year. Our estimated North American market share of approximately 15 percent as of December 31, 2025, which is based on industry estimates (excluding party and event rentals) from the ARA, did not change materially from our market share as of December 31, 2024.
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
•    allow for the incorporation of AI solutions into our products, services and features, as well as the leveraging of AI in our product development and our operations;
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
For information about our approach to the cybersecurity risks we face, see Item 1C- Cybersecurity and Item 1A- Risk Factors.
Strong Brand Recognition. As the largest equipment rental company in the world, we have strong brand recognition, which helps us attract new customers and build customer loyalty.
Geographic and Customer Diversity. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand, and our global branch network includes 1,768 rental locations. See Item 2—Properties for further geographical detail on our branch network. Our North American network operates in 49 U.S. states and every Canadian province, and serves customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:
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
Equipment Rental. We offer a fleet of rental equipment with total OEC of $22.5 billion for rent on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; fluid solutions equipment; mobile storage equipment and modular office space; surface protection mats; and general tools and light equipment.
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
Online Rental Platform. Our customers can check equipment availability and pricing, and reserve equipment online, 24 hours a day, seven days a week, by accessing our equipment catalog and used equipment listing, which can be found at www.unitedrentals.com.
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
As the largest equipment rental company in the industry, we estimate that we have an approximate 15 percent market share in North America based on 2025 total equipment rental industry revenues (excluding party and event rentals) as measured by the ARA. Estimated market share is calculated by dividing our total 2025 North American rental revenue by ARA’s forecasted 2025 industry revenue (excluding party and event rentals). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rental rate pressure. See “Industry Overview and Economic Outlook” above for a discussion of our end-markets.
Environmental and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate environmental issues such as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain locations.
Employees
Approximately 8,200 of our employees are salaried and approximately 20,300 are hourly. Collective bargaining agreements relating to approximately 175 separate locations cover approximately 1,800 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.

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
•terrorism or hostilities involving the United States, Canada, Europe, Australia or New Zealand;
•geopolitical conflicts, such as those in Ukraine and Venezuela, and the resultant sanctions and other measures imposed in response; or
•other unforeseen or catastrophic events.
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
At December 31, 2025, our total indebtedness was $14.2 billion. Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. At December 31, 2025, we had $4.1 billion of indebtedness that bore interest at variable rates. As of December 31, 2025, our variable rate indebtedness represented 29 percent of our total indebtedness. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for additional information related to interest rate risk.
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
We may incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our current level of indebtedness.
Despite our indebtedness level, we may incur substantially more indebtedness in the future and such indebtedness may be secured indebtedness. The indentures and other agreements governing our current indebtedness permit us to recapitalize our debt or take a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify and we may not be able to meet all of our debt obligations.
If we are unable to satisfy the financial covenant or comply with other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
We rely on our ABL facility and accounts receivable securitization facility to provide liquidity for our business, including to fund capital expenditures, acquisitions, operating expenses and other liquidity needs. The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility. If we are unable to satisfy the financial covenant under the ABL facility or the financial tests under the accounts receivable securitization facility or comply with any of the other relevant covenants under the applicable agreement, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility and/or the accounts receivable securitization facility, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations. Future debt arrangements we enter into may contain similar financial covenant provisions.
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
These restrictions may cause us to suspend or cease share repurchases or the payment of dividends. These restrictions may also make more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our board of directors (“Board of Directors”).
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
We rely on borrowings under the ABL facility and the accounts receivable securitization facility to provide funds to operate our business and make capital expenditures, and our business would be adversely affected if those facilities are not available to be drawn, or amounts available to be drawn are reduced.
In addition to cash we generate from our business, our principal existing sources of funds to support operations and make capital expenditures on equipment and other items are borrowings available under the ABL facility and the accounts receivable securitization facility. The amount of borrowings permitted at any time under the ABL facility and the accounts receivable securitization facility is limited to a periodic borrowing base valuation of the collateral thereunder. Borrowings under the ABL facility are principally supported by pledges of rental equipment, and borrowings under the accounts receivable securitization are principally supported by our accounts receivable. As a result, our access to credit under the ABL facility and the accounts receivable securitization facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, and, in the case of the ABL facility, certain discretionary rights of the agent in respect of the calculation of such borrowing base value. If our access to such financing was unavailable or reduced, our liquidity, results of operations and financial position may be adversely affected, which could cause material harm to our business. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.
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
Our failure to address these risks or other problems encountered in connection with any past or future acquisitions could cause us to fail to realize the anticipated benefits of the acquisitions over the timeframe we expect, or at all, cause us to incur unanticipated liabilities or harm our existing operations or our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
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
At December 31, 2025, we had $7.1 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•expectations regarding our share repurchase programs and the amount of share repurchases thereunder;
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
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under this program began in April 2025. Subsequent to the enactment of the new federal tax legislation discussed below (see note 13 to the consolidated financial statements) in July 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the current share repurchase program, from $1.5 billion to $2.0 billion. We have completed $1.65 billion of repurchases under the program as of December 31, 2025, and expect to complete the program in the first quarter of 2026. On January 28, 2026, our Board of Directors authorized a new $5.0 billion share repurchase program. The program is expected to commence after completion of the current program, and does not have an established expiration date. We intend to repurchase $1.15 billion under the program in 2026.
Repurchases of our common stock pursuant to our share repurchase programs could affect our stock price and increase its volatility. The existence of share repurchase programs could cause our stock price to be higher than it would be in the absence of such programs and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase programs could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so and short-term stock price fluctuations could reduce the effectiveness of the programs.
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
We have been pursuing a general strategy of optimizing our field operations in order to address potential labor shortages, improve servicing capabilities, improve sales force effectiveness, and focus our sales force’s efforts on increasing revenue per account. We also continue to pursue strategies to improve productivity. The extent to which these efforts and strategies will achieve our desired efficiencies and goals in 2026 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
Disruptions in our information technology systems, or those of our third-party vendors, could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
We rely on the continuous and uninterrupted performance of our information technology systems, and those of our third-party vendors, to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and support our online ordering system. These systems may be subject to interruptions due to technological errors, bugs, defects or vulnerabilities, system capacity constraints, human errors, computer or communications failures, power loss, disruptions during upgrades or replacements of software or hardware or integrations of acquired businesses systems, adverse acts of nature and other unexpected events. Disruptions to our customers’ information technology systems could also adversely impact us. Any disruptions in these systems or the failure of these systems to operate as expected have in the past adversely affected, and could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and service online orders. Although such disruptions and failures have not been material to date, we cannot guarantee that they will not be material in the future.
Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.
We depend on the security of our information technology systems, and those of our third-party vendors, to support numerous business processes and activities, including our online ordering system. There are numerous cybersecurity risks applicable to these systems, including individual and group criminal hackers, industrial espionage, man-in-the-middle and denial of service attacks, viruses, malicious software (malware), employee error or malfeasance and phishing attacks. We also face cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities. Cyber threats are constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting and successfully defending against them. Successful breaches could, among other things, disrupt our operations, jeopardize the security of information stored in or transmitted by the sites, networks and systems, which include cloud-based networks and data center storage, or result in the unauthorized access, disclosure, theft and misuse of company, customer, and employee sensitive and confidential information. If this were to occur, we could be in violation of applicable privacy, data security and other laws, subjected to regulatory enforcement actions and private litigation, and our reputation and financial performance may be adversely affected.
Although we employ security measures designed to protect our data and systems, and, to our knowledge, so do our third-party vendors, these measures have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to infiltrate our systems. We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks, which have led, and could in the future lead to, disruptions in our online ordering or other systems, or the unauthorized release of confidential or otherwise protected information or corruption of data. We continuously develop and enhance our controls, processes and practices that are designed to protect our systems, computers, software, data and networks from attack, damage, vulnerabilities or unauthorized access. This continued development and enhancement requires us to expend significant resources. However, we may not anticipate or combat all types of future attacks until after they have been launched, and there is no guarantee that the measures we take will be adequate to safeguard against all threats. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and applicable regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Certain of our software applications are also hosted by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business and financial performance. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
We may fail to respond adequately to changes in technology and customer demands, which could adversely affect our results of operation, financial condition and cash flows.
In recent years, our industry and end-markets have been characterized by rapid changes in technology and customer demands. Our ability to continually improve our current processes and customer-facing tools in response to changes in technology or in customer expectations is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. Failure to correctly identify and predict customer needs and preferences, to deliver high quality, innovative and competitive products to the market, to adequately protect our intellectual property rights or to acquire rights to third-party technologies, to provide adequate data security and privacy protections, and to stimulate customer demand for, and convince customers to adopt, new products, digital solutions and support services, could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, we may experience technical or other difficulties that could delay or prevent the development or implementation of new products, digital solutions and support services. We also may not achieve the benefits that we anticipate from new technologies we develop or implement. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition and cash flows.
We use AI in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business or results of operations.
We incorporate AI solutions into our products, services and features, and we leverage AI in our product development and our operations. If we are unable to effectively integrate AI into our business processes or keep pace with rapidly evolving AI technological developments, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is difficult to predict all the risks related to the use of AI. Changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, results of operations and cash flows. Further, market demand and acceptance of AI technologies are uncertain, and our efforts to further incorporate AI into our processes may not succeed.
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
Our specialty reportable segment has accounted for an increasing portion of our business and revenues in recent years. Specialty segment revenues constituted 31.7 percent of our revenues for the year ended December 31, 2025, as compared to 7.3 percent of our revenues for the year ended December 31, 2013. In connection with the expansion of the specialty segment, we have expanded the scope of services we provide to customers; for example, we advise customers on the compatibility of our equipment with various applications, collaborate and consult with customers on certain aspects of civil construction projects, design and erect scaffolding, and design electrical pump systems. To the extent we engage in those and other similar activities, we have faced, and will continue to face, increased legal, reputational and operational risks. These new or expanded business activities also expose us to new or different types of risks, including risks related to spills, unauthorized use of equipment, system failure, ineffectiveness of the solutions and products we provide, and hazardous material issues and interference. We have been, and may in the future be, subject to various claims in connection with these activities and services, and the associated risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time, particularly as we engage in new business activities where we do not have historical experience. Although we have insurance to protect ourselves against claims in connection with these activities, we cannot guarantee that any insurance coverage will be sufficient or that we will continue to be able to obtain such coverage at reasonable rates or at all. See also “We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.”
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
Our 1,494 branch locations in the United States are located in 49 states, and Puerto Rico, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as employee safety, consumer rights, privacy, employee benefits and more. In addition, there are often different and potentially conflicting requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
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
We currently have approximately 1,800 employees who are represented by unions and covered by collective bargaining agreements and approximately 26,700 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors. The Board of Directors, Audit Committee, senior management and the Enterprise Risk Management Council (a taskforce comprised of senior representatives from primary corporate functions as well as senior representatives from field operations) devote significant resources to cybersecurity and risk management processes that are designed to adapt to the changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program incorporates concepts from the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (“IT”) security team reviews enterprise risk management-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the Enterprise Risk Management Council’s framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. In the event we identify a cybersecurity incident, we have defined procedures to respond to and attempt to remediate such incident. These policies and procedures go through an internal review process and are approved by appropriate members of management.
Our vice president (“VP”) of IT is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board of Directors. Our VP of IT has over a decade of experience leading cyber security oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least once every three years and have access to more frequent cybersecurity trainings through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
We have continued to expand investments in IT security to attempt to mitigate cybersecurity risks, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, using AI for automated threat detection and response, as well as engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program that is designed to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and request from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Audit Committee and the full Board of Directors actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee performs an annual review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board of Directors receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. Further, at least annually, the Board of Directors receives updates on the Company’s Crisis Management Plan, which covers, among other things, potential cybersecurity incidents, data privacy and its compliance programs. To aid the Board of Directors with its cybersecurity and data privacy oversight responsibilities, the Board of Directors periodically hosts experts for presentations on these topics. For example, in 2025, the Board of Directors hosted an expert to discuss developments in the cybersecurity threat landscape and current cybersecurity trends across industries.

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
Item 2.     Properties
As of January 1, 2026, we operated 1,768 rental locations. 1,494 of these locations are in the United States, 169 are in Canada, 41 are in Europe and 64 are in our Australasia network (which is comprised of our locations in Australia and New Zealand). The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our general rentals (GR) and specialty (S) segments.

United States
●	Alabama (GR 32, S 11)	●	Maine (GR 4, S 2)	●	Oklahoma (GR 26, S 10)
●	Alaska (GR 2)	●	Maryland (GR 16, S 8)	●	Oregon (GR 14, S 7)
●	Arizona (GR 23, S 9)	●	Massachusetts (GR 22, S 5)	●	Pennsylvania (GR 24, S 10)
●	Arkansas (GR 14, S 5)	●	Michigan (GR 12, S 10)	●	Puerto Rico (GR 2)
●	California (GR 95, S 44)	●	Minnesota (GR 13, S 5)	●	Rhode Island (GR 3)
●	Colorado (GR 17, S 6)	●	Mississippi (GR 14, S 5)	●	South Carolina (GR 32, S 12)
●	Connecticut (GR 9, S 3)	●	Missouri (GR 23, S 10)	●	South Dakota (GR 2)
●	Delaware (GR 3, S 1)	●	Montana (GR 2)	●	Tennessee (GR 32, S 17)
●	Florida (GR 62, S 38)	●	Nebraska (GR 5, S 2)	●	Texas (GR 127, S 57)
●	Georgia (GR 42, S 18)	●	Nevada (GR 18, S 10)	●	Utah (GR 10, S 6)
●	Idaho (GR 7, S 5)	●	New Hampshire (GR 1, S 4)	●	Vermont (GR 2, S 1)
●	Illinois (GR 16, S 10)	●	New Jersey (GR 12, S 11)	●	Virginia (GR 31, S 17)
●	Indiana (GR 16, S 8)	●	New Mexico (GR 9, S 5)	●	Washington (GR 27, S 14)
●	Iowa (GR 12, S 4)	●	New York (GR 27, S 9)	●	West Virginia (GR 9, S 5)
●	Kansas (GR 16, S 5)	●	North Carolina (GR 36, S 15)	●	Wisconsin (GR 13, S 8)
●	Kentucky (GR 13, S 6)	●	North Dakota (GR 5)	●	Wyoming (GR 5)
●	Louisiana (GR 38, S 18)	●	Ohio (GR 26, S 17)

	Canada		Europe		Australasia
●	Alberta (GR 24, S 12)	●	Belgium (S 5)	●	Australia (S 45)
●	British Columbia (GR 26, S 9)	●	France (S 7)	●	New Zealand (S 19)
●	Manitoba (GR 5, S 3)	●	Germany (S 8)
●	New Brunswick (GR 6, S 1)	●	Netherlands (S 17)
●	Newfoundland (GR 5)	●	United Kingdom (S 4)
●	Nova Scotia (GR 5, S 1)
●	Ontario (GR 31, S 13)
●	Prince Edward Island (GR 1)
●	Quebec (GR 10, S 8)
●	Saskatchewan (GR 7, S 2)
Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 137 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 18,200 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 45 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Stamford, Connecticut, where we occupy approximately 47,000 square feet under a lease that expires in 2030. Additionally, we maintain other corporate facilities, including in Shelton, Connecticut, where we occupy approximately 12,000 square feet under a lease that expires in 2028, and in Scottsdale, Arizona, where we occupy approximately 22,000 square feet under a lease that expires in 2029. Further, we maintain a shared-service facility in Charlotte, North Carolina, where we occupy approximately 100,000 square feet under a lease that expires in 2031.

Item 3.    Legal Proceedings
A description of legal proceedings can be found in note 14 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” As of January 1, 2026, there were 58 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
 Issuer Purchases of Equity Securities
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2025 to October 31, 2025	326,020	(1)	$943.81	325,616
November 1, 2025 to November 30, 2025	284,751	(1)	$827.62	269,191
December 1, 2025 to December 31, 2025	108,663	(1)	$810.17	107,374
Total	719,434		$877.64	$702,181	$350,000,473
(1)In October 2025, November 2025 and December 2025, 404, 15,560 and 1,289 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On April 23, 2025, our Board of Directors authorized a $1.5 billion share repurchase program. Subsequent to the enactment of the new federal tax legislation discussed below (see note 13 to the consolidated financial statements) in July 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the share repurchase program, from $1.5 billion to $2.0 billion. We expect to complete this program in the first quarter of 2026. On January 28, 2026, our Board of Directors authorized a new $5.0 billion share repurchase program. The program is expected to commence after completion of the current program, and does not have an established expiration date. We intend to repurchase $1.15 billion under the program in 2026. The amount in the table above reflects the remaining authorization as of December 31, 2025 under the current $2.0 billion share repurchase program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the program sizes) do not include the excise tax, which totaled $18 million for the year ended December 31, 2025 (the total excise tax amount relates to both the open program above and our prior $1.5 billion share repurchase program that was completed in the first quarter of 2025).
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
We have omitted discussions comparing 2024 and 2023 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Although interest rates declined in 2025 (the weighted average interest rates on our variable debt instruments were 5.4 percent in 2025 and 6.3 percent in 2024), interest rates on our debt instruments have increased in recent years. For example, in December 2025, United Rentals (North America), Inc. (“URNA”) issued $1.5 billion principal amount of senior unsecured notes at a 5 3/8 percent interest rate, while URNA's issuance in August 2021 of $750 principal amount of senior unsecured notes was at a 3 ¾ percent interest rate. Additionally, the weighted average interest rate on our variable debt instruments was 1.4 percent in 2021, as compared to 5.4 percent in 2025. We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs and interest rate fluctuations may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face. See “Item 1. Business-Industry Overview and Economic Outlook” for a discussion of our end-markets, and Item 1A- Risk Factors for further discussion of the risks related to us and our business.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,768 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand (see Item 2—Properties for further detail). Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $22.5 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2025, equipment rental revenues represented 86 percent of our total revenues.
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
•The continued expansion and cross-selling of adjacent specialty and services products, which enables us to provide a “one-stop” shop for our customers. We believe that the expansion of our specialty business, as exhibited by our acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”) in March 2024 and other recent, smaller acquisitions in Australia, as well as our tools and onsite services offerings, further positions United Rentals as a single source provider of total jobsite solutions through our extensive product and service resources and technology offerings; and
•The pursuit of strategic acquisitions to continue to expand our core equipment rental business, as exhibited by our acquisition of assets of Ahern Rentals, Inc. (“Ahern Rentals”) in December 2022, as well as other smaller, more recent acquisitions. Strategic acquisitions allow us to invest our capital to expand our business, further driving our ability to accomplish our strategic goals.
As discussed below, fleet productivity is a comprehensive metric that reflects the combined impact of changes in rental rates, time utilization, and mix that contribute to the variance in owned equipment rental revenue. For the full year 2025:
•Equipment rentals increased 6.0 percent year-over-year, including the impact of the Yak acquisition;
•Average OEC increased 3.9 percent year-over-year;
•Fleet productivity increased 2.2 percent including the impact of the Yak acquisition, and increased 2.0 percent on a pro forma basis including the pre-acquisition results of Yak for 2024; and
•69 percent of equipment rental revenue was derived from key accounts. Key accounts are each managed by a single point of contact to enhance customer service.
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. In 2025, we took the following actions to improve our financial flexibility and liquidity, and to position us to invest the necessary capital in our business (see note 11 to the consolidated financial statements for further discussion of our debt instruments):
•Amended our ABL facility, primarily to increase the facility size from $4.25 billion to $4.50 billion and to extend the maturity date to July 2030;
•Amended our term loan facility, which bears interest based on the Secured Overnight Financing Rate (“SOFR”) plus a spread, primarily to reduce the spread;
•Redeemed all $500 principal amount of our 5 1/2 percent Senior Notes due 2027; and
•Issued $1.5 billion principal amount of 5 3/8 percent Senior Notes due 2033. The issued debt was used to fund the redemption of the 5 1/2 percent Senior Notes due 2027 noted above and to reduce drawings on our ABL facility.
As of December 31, 2025, we had available liquidity of $3.322 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program. Subsequent to the enactment of the new federal tax legislation discussed below (see note 13 to the consolidated financial statements) in July 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the share repurchase program, from $1.5 billion to $2.0 billion. We repurchased $1.65 billion under this program in 2025, and intend to complete the program in the first quarter of 2026. Including the repurchases made under a prior program that was completed in the first quarter of 2025, total share repurchases were $1.90 billion in 2025. On January 28, 2026, our Board of Directors authorized a new $5.0 billion share repurchase program. The program is expected to commence after completion of the current program, and does not have an established expiration date. We intend to repurchase $1.15 billion under the program in 2026. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the program sizes) do not include the excise tax, which totaled $18 in 2025 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2025).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We paid dividends totaling $464 ($7.16 per share), $434 ($6.52 per share) and

$406 ($5.92 per share) in 2025, 2024 and 2023, respectively. On January 28, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on February 25, 2026 to stockholders of record as of February 11, 2026.
Merger Termination Benefit. In January 2025, we announced that we had signed a merger agreement to acquire H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). In February 2025, following the termination of that merger agreement, we received a break-up fee of $64. Our results for the year ended December 31, 2025 include a net $39 merger termination benefit, which reflects this break-up fee, net of related transaction costs. The net merger termination benefit is comprised of $12 of professional fees recorded in selling, general and administrative ("SG&A") expenses, $13 of bridge financing fees recorded in interest expense, net, and the break-up fee of $64 recorded in other income, net. For the year ended December 31, 2025, the impact of the merger termination was a $29 after-tax benefit, or $0.45 per diluted share, for net income and a $52 benefit for adjusted EBITDA (as defined below).
Net income. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2025 are presented below.

	Year Ended December 31,
	2025	2024	2023
Net income	$2,494	$2,575	$2,424
Diluted earnings per share	$38.61	$38.69	$35.28
Net income and diluted earnings per share for the year ended December 31, 2025 include the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the year ended December 31, 2025 was a net after-tax benefit of $29, or $0.45 per diluted share. The merger termination did not impact the results for any other year above. Net income and diluted earnings per share for each of the three years in the period ended December 31, 2025 include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Year Ended December 31,
	2025		2024		2023
Tax rate applied to items below	25.2%		25.3%		25.3%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(122)	$(1.89)	$(143)	$(2.14)	$(160)	$(2.33)
Impact on depreciation related to acquired fleet and property and equipment (2)	(72)	(1.11)	(102)	(1.53)	(113)	(1.65)
Impact of the fair value mark-up of acquired fleet (3)	(23)	(0.36)	(47)	(0.71)	(81)	(1.17)
Restructuring charge (4)	—	(0.01)	(2)	(0.04)	(21)	(0.31)
Asset impairment charge (5)	(4)	(0.06)	(3)	(0.05)	—	—
Debt related losses	(1)	(0.02)	(1)	(0.01)	—	—

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
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The year-over-year decreases in 2025 and 2024 primarily reflect the impact of the Ahern Rentals acquisition.
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. See note 5 to the consolidated financial statements for additional detail on our restructuring programs.
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
Adjusted EBITDA for the year ended December 31, 2025 includes the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the year ended December 31, 2025 was a net after-tax benefit of $29 for net income and a $52 benefit for adjusted EBITDA. The merger termination did not impact the results for any other year in the table below. The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
Net income	$2,494	$2,575	$2,424
Provision for income taxes	844	813	787
Interest expense, net	716	691	635
Depreciation of rental equipment	2,670	2,466	2,350
Non-rental depreciation and amortization	438	437	431
EBITDA	7,162	6,982	6,627
Restructuring charge (1)	1	3	28
Stock compensation expense, net (2)	134	112	94
Impact of the fair value mark-up of acquired fleet (3)	31	63	108
Adjusted EBITDA	$7,328	$7,160	$6,857
Net income margin	15.5%	16.8%	16.9%
Adjusted EBITDA margin	45.5%	46.7%	47.8%

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$5,190	$4,546	$4,704
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(15)	(15)	(14)
Gain on sales of rental equipment	635	710	786
Gain on sales of non-rental equipment	18	17	21
Insurance proceeds from damaged equipment	50	51	38
Restructuring charge (1)	(1)	(3)	(28)
Stock compensation expense, net (2)	(134)	(112)	(94)
Debt related losses (4)	(15)	(1)	—
Changes in assets and liabilities	129	121	107
Cash paid for interest	703	674	614
Cash paid for income taxes, net	602	994	493
EBITDA	7,162	6,982	6,627
Add back:
Restructuring charge (1)	1	3	28
Stock compensation expense, net (2)	134	112	94
Impact of the fair value mark-up of acquired fleet (3)	31	63	108
Adjusted EBITDA	$7,328	$7,160	$6,857
_________________

(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. See note 5 to the consolidated financial statements for additional detail on our restructuring programs.
(2)Represents non-cash, share-based payments associated with the granting of equity instruments.
(3)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The year-over-year decreases in 2025 and 2024 primarily reflect the impact of the Ahern Rentals acquisition.
(4)The amount for the year ended December 31, 2025 primarily reflects bridge financing fees associated with the terminated H&E acquisition discussed above.
For the year ended December 31, 2025, net income decreased $81, or 3.1 percent, to $2.494 billion, which included the $29 after-tax H&E merger termination benefit discussed above. Net income margin decreased 130 basis points to 15.5 percent, primarily driven by decreased gross margin from equipment rentals, particularly for the specialty segment, as discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”), partially offset by the impact of the H&E break-up fee discussed above.
For the year ended December 31, 2025, adjusted EBITDA increased $168, or 2.3 percent, to $7.328 billion, which included the $52 merger termination benefit discussed above. Adjusted EBITDA margin decreased 120 basis points to 45.5 percent, primarily reflecting 1) decreased gross margin from equipment rentals (excluding depreciation and stock compensation expense) and 2) decreased gross margin from sales of rental equipment (excluding the adjustment for the impact of the fair value mark-up of acquired fleet), which primarily reflected the normalization of the used equipment market, including pricing, partially offset by 3) the impact of the H&E break-up fee discussed above. The decreased gross margin from equipment rentals is discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). While the gross margin discussion below includes the impact of depreciation, the other non-depreciation items discussed below, including inflation, normal cost variability, and a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals, for the specialty segment, were the primary drivers of the decrease in gross margin from equipment rentals on the adjusted EBITDA basis (excluding depreciation and stock compensation expense).
Revenues. Revenues for each of the three years in the period ended December 31, 2025 were as follows:

	Year Ended December 31,			Change
	2025	2024	2023	2025	2024
Equipment rentals*	$13,806	$13,029	$12,064	6.0%	8.0%
Sales of rental equipment	1,413	1,521	1,574	(7.1)%	(3.4)%
Sales of new equipment	348	282	218	23.4%	29.4%
Contractor supplies sales	163	155	146	5.2%	6.2%
Service and other revenues	369	358	330	3.1%	8.5%
Total revenues	$16,099	$15,345	$14,332	4.9%	7.1%
*Equipment rentals variance components:
Year-over-year change in average OEC				3.9%	3.5%
Assumed year-over-year inflation impact (1)				(1.5)%	(1.5)%
Fleet productivity (2)				2.2%	4.1%
Contribution from ancillary and re-rent revenue (3)				1.4%	1.9%
Total change in equipment rentals				6.0%	8.0%
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

Equipment rentals include our revenues from renting equipment, as well as revenue related to the fees we charge customers: for equipment delivery and pick-up; to protect the customer against liability for damage to our equipment while on rent; for fuel; and for environmental costs. Collectively, these “ancillary fees” represented approximately 18 percent of equipment rental revenue in 2025. Delivery and pick-up revenue, which represented approximately eight percent of equipment rental revenue in 2025, is the most significant ancillary revenue component. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). See note 3 to our consolidated financial statements for further discussion of our revenue recognition accounting.
2025 total revenues of $16.1 billion increased 4.9 percent compared with 2024. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the year ended December 31, 2025). Equipment rentals increased 6.0 percent, primarily due to a 2.2 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.9 percent increase in average OEC. Fleet productivity increased 2.0 percent on a pro forma basis including the pre-acquisition results of Yak for 2024. Sales of rental equipment did not change significantly year-over-year.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $311 or $410, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $30. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $51 or $76, respectively.
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

When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 4 to our consolidated financial statements, our divisions are our operating segments. We conduct the goodwill impairment test at the reporting unit level, which is one level below the operating segment level.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2025, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 32 percent.
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
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our rental equipment, property and equipment, lease assets and other intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future pre-tax cash flows (undiscounted and without interest charges). If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value. We also conduct impairment reviews in connection with branch consolidations and other changes in our business. During each of the three years in the period ended December 31, 2025, we recognized asset impairment charges, primarily in depreciation of rental equipment in our consolidated statements of income, that were not significant to our operating results ($5 or less for each year).
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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. In the fourth quarter of 2025, in connection with a restructuring of our international holdings, we identified $324 of distributable foreign earnings that we have determined should no longer be considered indefinitely reinvested. We expect to remit the cash that is no longer considered indefinitely reinvested in 2026, and, in the fourth quarter of 2025, we recorded immaterial taxes associated with the planned repatriation.
We continue to expect that our undistributed foreign earnings, excluding the distributable foreign earnings described above, will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2025, unremitted earnings of foreign subsidiaries were $1.621 billion. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

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
As discussed in note 4 to our consolidated financial statements, our general rentals reporting segment reflects the aggregation of four geographic divisions—Central, Northeast, Southeast and West. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended December 31, 2025, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Year Ended December 31, 2025
Equipment rentals	$9,165	$4,641	$13,806
Sales of rental equipment	1,216	197	1,413
Sales of new equipment	199	149	348
Contractor supplies sales	87	76	163
Service and other revenues	334	35	369
Total revenue	$11,001	$5,098	$16,099
Year Ended December 31, 2024
Equipment rentals	$8,945	$4,084	$13,029
Sales of rental equipment	1,328	193	1,521
Sales of new equipment	159	123	282
Contractor supplies sales	87	68	155
Service and other revenues	326	32	358
Total revenue	$10,845	$4,500	$15,345
Year Ended December 31, 2023
Equipment rentals	$8,803	$3,261	$12,064
Sales of rental equipment	1,411	163	1,574
Sales of new equipment	95	123	218
Contractor supplies sales	89	57	146
Service and other revenues	299	31	330
Total revenue	$10,697	$3,635	$14,332
Equipment rentals. Equipment rentals represented 86 percent of total revenues in 2025. 2025 equipment rentals of $13.8 billion increased 6.0 percent year-over-year, primarily due to a 2.2 percent increase in fleet productivity, which includes the impact of the Yak acquisition, and a 3.9 percent increase in average OEC. Fleet productivity increased 2.0 percent on a pro forma basis including the pre-acquisition results of Yak for 2024.
On a segment basis, equipment rentals represented 83 percent and 91 percent of total revenues for general rentals and specialty, respectively. General rentals equipment rentals increased 2.5 percent as compared to 2024. Specialty rentals increased

13.6 percent, including the impact of the Yak acquisition, as compared to 2024, primarily due to increased average OEC. Specialty equipment rentals increased 12.2 percent year-over-year including the pre-acquisition results of Yak for 2024.
Sales of rental equipment. For the three years in the period ended December 31, 2025, sales of rental equipment represented approximately 10 percent of our total revenues. 2025 sales of rental equipment of $1.4 billion did not change significantly year-over-year.
Sales of new equipment. For the three years in the period ended December 31, 2025, sales of new equipment represented approximately 2 percent of our total revenues. 2025 sales of new equipment of $348 increased 23.4 percent from 2024, primarily due to supply chain normalization.
Contractor supplies sales. For the three years in the period ended December 31, 2025, sales of contractor supplies represented approximately 1 percent of our total revenues. 2025 sales of contractor supplies did not change significantly from 2024.
Service and other revenues. For the three years in the period ended December 31, 2025, service and other revenues represented approximately 2 percent of our total revenues. 2025 service and other revenues did not change significantly from 2024.
Segment Equipment Rentals Gross Profit
See note 4 to our consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2025 were as follows:

	General rentals	Specialty	Total
2025
Equipment Rentals Gross Profit	$3,225	$2,023	$5,248
Equipment Rentals Gross Margin	35.2%	43.6%	38.0%
2024
Equipment Rentals Gross Profit	$3,232	$1,966	$5,198
Equipment Rentals Gross Margin	36.1%	48.1%	39.9%
2023
Equipment Rentals Gross Profit	$3,219	$1,595	$4,814
Equipment Rentals Gross Margin	36.6%	48.9%	39.9%

General rentals. For the three years in the period ended December 31, 2025, general rentals accounted for 69 percent of total equipment rentals and 63 percent of total equipment rentals gross profit. For the year ended December 31, 2025, general rentals’ equipment rentals gross profit decreased by $7, and equipment rentals gross margin decreased by 90 basis points, from 2024, primarily due to the impact of inflation and normal cost variability, particularly in delivery and labor and benefits costs.
Specialty. For the year ended December 31, 2025, equipment rentals gross profit increased by $57, and equipment rentals gross margin decreased by 450 basis points from 2024. Gross margin decreased primarily due to 1) increased depreciation expense, including the impact of the Yak acquisition and growth in the acquired Yak locations, 2) inflation and normal cost variability, particularly in delivery costs, and 3) the impact of a higher proportion of 2025 revenue from ancillary revenues, which generate lower margins than owned equipment rentals. The increase in delivery costs also related in part to repositioning fleet to efficiently support strong demand.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,			Change
	2025	2024	2023	2025	2024
Total gross margin	38.2%	40.1%	40.6%	(190) bps	(50) bps
Equipment rentals	38.0%	39.9%	39.9%	(190) bps	— bps
Sales of rental equipment	44.9%	46.7%	49.9%	(180) bps	(320) bps
Sales of new equipment	20.1%	18.8%	17.9%	130 bps	90 bps
Contractor supplies sales	30.7%	33.5%	32.2%	(280) bps	130 bps
Service and other revenues	38.2%	38.3%	38.5%	(10) bps	(20) bps
2025 gross margin of 38.2 percent decreased 190 basis points from 2024. Equipment rentals gross margin decreased 190 basis points from 2024, primarily due to reduced margins in the specialty segment, as discussed above. Additionally, as discussed above, equipment rentals gross margin for the general rentals segment decreased primarily due to inflation and normal cost variability, particularly in delivery and labor and benefits costs. Gross margin from sales of rental equipment decreased 180 basis points from 2024, which primarily reflected the normalization of the used equipment market, including pricing. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the year ended December 31, 2025).
Other costs/(income)
The table below includes the other costs/(income) in our consolidated statements of income, as well as key associated metrics, for the three years in the period ended December 31, 2025:

	Year Ended December 31,			Change
	2025	2024	2023	2025	2024
Selling, general and administrative (“SG&A”) expense	$1,732	$1,645	$1,527	5.3%	7.7%
SG&A expense as a percentage of revenue	10.8%	10.7%	10.7%	10 bps	— bps
Restructuring charge	1	3	28	(66.7)%	(89.3)%
Non-rental depreciation and amortization	438	437	431	0.2%	1.4%
Interest expense, net	716	691	635	3.6%	8.8%
Other income, net	(81)	(14)	(19)	478.6%	(26.3)%
Provision for income taxes	844	813	787	3.8%	3.3%
Effective tax rate	25.3%	24.0%	24.5%	130 bps	(50) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense as a percentage of revenue for the year ended December 31, 2025 did not change significantly year-over-year.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $384. See note 5 to the consolidated financial statements for additional detail on our restructuring programs.
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
Interest expense, net for the year ended December 31, 2025 did not change significantly year-over-year, as the impact of decreased variable debt interest rates was offset by increased average debt. The weighted average interest rates on our variable debt instruments were 5.4 percent and 6.3 percent for the years December 31, 2025 and 2024, respectively. Interest expense, net for the year December 31, 2025 includes the bridge financing fees associated with the terminated H&E acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Other income, net for the year ended December 31, 2025 includes $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 13 to our consolidated financial statements.
 Fourth Quarter Items. In the fourth quarter of 2025, we issued $1.5 billion principal amount of 5 3/8 percent Senior Notes due 2033. The net proceeds of the issuance were used to redeem all $500 principal amount of our 5 1/2 percent Senior Notes due 2027 and to reduce drawings on our ABL facility. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2024 that had a material impact on our financial statements.
Balance sheet. Prepaid expenses and other assets increased by $164, or 69.8 percent, from December 31, 2024 to December 31, 2025, primarily due to an increase in income taxes receivable, which reflected required tax payments exceeding the estimated tax accruals. See the consolidated statements of cash flows for further information on changes in cash and cash equivalents, the consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity, and note 11 for further detail on short-term and long-term debt.
Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate. See “Financial Overview” above for a summary of the 2025 capital structure actions taken to improve our financial flexibility and liquidity.
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, and repurchases under the program began in April 2025. Subsequent to the enactment of the new federal tax legislation discussed below (see note 13 to the consolidated financial statements) in July 2025, and with consideration of the expected cash flow benefit associated with the legislation, our Board of Directors approved an increase in the size of the share repurchase program, from $1.5 billion to $2.0 billion. We repurchased $1.65 billion under this program in 2025, and intend to complete the program in the first quarter of 2026. On January 28, 2026, our Board of Directors authorized a new $5.0 billion share repurchase program. We plan to begin repurchases under the new program following the planned completion of the existing $2.0 billion share repurchase program in the first quarter of 2026. This program does not have an established expiration date, and we intend to repurchase $1.15 billion under the program in 2026. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the program sizes) do not include the excise tax, which totaled $18 in 2025 (the total excise tax amount relates to both the current program and a prior program that was completed in the first quarter of 2025). Since 2012, we have repurchased a total of $9.396 billion (inclusive of excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of nine programs that have ended and the current program).
Our Board of Directors also approved our first-ever quarterly dividend program in January 2023, and the first dividend under the program was paid in February 2023. We paid dividends totaling $464 ($7.16 per share), $434 ($6.52 per share) and $406 ($5.92 per share) in 2025, 2024 and 2023, respectively. On January 28, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on February 25, 2026 to stockholders of record as of February 11, 2026.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of December 31, 2025, we had cash and cash equivalents of $459. Cash equivalents at December 31, 2025 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the year December 31, 2025:

ABL facility:
Borrowing capacity, net of letters of credit	$2,822
Outstanding debt, net of debt issuance costs (1)	1,645
Interest rate at December 31, 2025	4.7%
Average month-end principal amount of debt outstanding (1)	2,027
Weighted-average interest rate on average debt outstanding	5.3%
Maximum month-end principal amount of debt outstanding (1)	2,803
Accounts receivable securitization facility (2):
Borrowing capacity	41
Outstanding debt, net of debt issuance costs	1,459
Interest rate at December 31, 2025	4.8%
Average month-end principal amount of debt outstanding	1,366
Weighted-average interest rate on average debt outstanding	5.2%
Maximum month-end principal amount of debt outstanding	1,484
_________________
(1)    As discussed above, in the fourth quarter of 2025, we issued $1.5 billion principal amount of 5 3/8 percent Senior Notes due 2033, and used part of the net proceeds to reduce drawings on the ABL facility, which contributed to the outstanding amount above being less than the average and maximum amounts. Additionally, the maximum amount reflects the use of borrowings under the facility to fund seasonal expenditures.
(2)    As discussed in note 11 to the consolidated financial statements, the accounts receivable securitization facility expires on June 24, 2026 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) debt repayment or redemption, (vi) share repurchases, (vii) dividends and (viii) acquisitions. We plan to fund such cash requirements from our existing sources of cash. We may also seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt and finance leases (1)	$1,577	$851	$1,747	$1,537	$3,170	$5,420	$14,302
Interest due on debt (2)	662	626	518	507	330	498	3,141
Operating leases (1)	379	333	280	221	151	297	1,661
Purchase obligations (3)	3,425	3	—	—	—	—	3,428

_________________
(1)    The payments due with respect to a period represent (i) in the case of debt and finance leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the payments due in such period for non-cancelable operating leases with initial or remaining terms of one year or more. See note 11 to the consolidated financial statements for further debt information, and note 12 for further finance lease and operating lease information.
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2025.
(3)    As of December 31, 2025, we had outstanding advance purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase orders can generally be cancelled by us without cancellation penalties. The equipment and inventory receipts from the suppliers pursuant to these purchase orders and the related payments to the suppliers are expected to be completed primarily throughout 2026.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL and accounts receivable securitization facilities. Net payments for rental capital expenditures (defined as payments for purchases of rental equipment less the proceeds from sales of rental equipment) were $2.736 billion, $2.232 billion and $2.140 billion in 2025, 2024 and 2023, respectively.

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 26, 2026 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of December 31, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During 2025, we (i) generated cash from operating activities of $5.190 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.469 billion and (iii) received cash from debt proceeds, net of payments, of $653. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.528 billion, (ii) purchase other companies for $357, (iii) purchase shares of our common stock for $1.969 billion and (iv) pay dividends of $464. During 2024, we (i) generated cash from operating activities of $4.546 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.588 billion and (iii) received cash from debt proceeds, net of payments, of $1.748 billion. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.127 billion, (ii) purchase other companies for $1.655 billion, (iii) purchase shares of our common stock for $1.571 billion and (iv) pay dividends of $434.
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

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$5,190	$4,546	$4,704
Payments for purchases of rental equipment	(4,149)	(3,753)	(3,714)
Payments for purchases of non-rental equipment and intangible assets	(379)	(374)	(356)
Proceeds from sales of rental equipment	1,413	1,521	1,574
Proceeds from sales of non-rental equipment	56	67	60
Insurance proceeds from damaged equipment	50	51	38
Free cash flow	$2,181	$2,058	$2,306
Free cash flow for the year ended December 31, 2025 was $2.181 billion, an increase of $123, or 6.0 percent, as compared to $2.058 billion for the year ended December 31, 2024.
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
Information Regarding Guarantors of URNA Indebtedness
URNA is 100 percent-owned by Holdings and has certain series of its senior notes that are guaranteed by both Holdings and certain U.S. subsidiaries of URNA, including United Rentals Highway Technologies Gulf, LLC, United Rentals (Delaware), Inc. and United Rentals Realty, LLC (together, the “guarantor subsidiaries”). Other than the guarantee by our Canadian subsidiary of URNA's indebtedness under the ABL facility, none of URNA’s indebtedness is guaranteed by URNA's foreign subsidiaries, the U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization facility (the “SPV”), certain immaterial subsidiaries or the foreign subsidiary holding company acquired in connection with the General Finance acquisition (together, the “non-guarantor subsidiaries”). The receivable assets owned by the SPV have been sold or contributed by URNA to the SPV and are not available to satisfy the obligations of URNA or Holdings’ other subsidiaries. Holdings consolidates each of URNA and the guarantor subsidiaries in its consolidated financial statements. URNA and the guarantor subsidiaries are all 100 percent-owned and controlled by Holdings. Holdings’ guarantees of URNA’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Holdings guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
The guarantees of Holdings and the guarantor subsidiaries are made on a joint and several basis. The guarantees of the guarantor subsidiaries are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the guarantor subsidiary, the sale of all or substantially all of the guarantor subsidiary's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met, designating the guarantor subsidiary as an unrestricted subsidiary for purposes of the applicable covenants or the notes being rated investment grade by certain rating agencies as specified in the applicable indenture. Like the Holdings guarantees, the guarantees of the guarantor subsidiaries are subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of December 31, 2025, the indebtedness of our non-guarantors was comprised of (i) $1.459 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $136 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $13 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

December 31, 2025
Current receivable from non-guarantor subsidiaries	$6
Other current assets	595
Total current assets	601
Long-term assets	23,657
Total assets	24,258
Current liabilities	2,097
Long-term liabilities	16,597
Total liabilities	18,694
Year Ended December 31, 2025
Total revenues	$14,669
Gross profit	5,658
Net income	2,193

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of December 31, 2025, we had an aggregate of $4.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. See note 11 to our consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of December 31, 2025 under these facilities. As of December 31, 2025, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $31 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 11 to our consolidated financial statements.
At December 31, 2025, we had an aggregate of $10.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of December 31, 2025 would increase the fair value of our fixed rate indebtedness by approximately three percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 10 (see “Fair Value of Financial Instruments”) and note 11 to our consolidated financial statements.

Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the year ended December 31, 2025, our foreign subsidiaries accounted for $1.428 billion, or 9 percent, of our total revenue of $16.099 billion, and $203, or 6 percent, of our total pretax income of $3.338 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 28, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2025, the Company’s goodwill was $7.1 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the Company’s annual goodwill impairment assessment was complex and judgmental due to the estimation required to determine the fair value of reporting units. In particular, the fair value estimates were sensitive to changes in the risk-adjusted discount rate for a certain reporting unit of the Company. The determination of the discount rate involved significant judgment. The discount rate incorporates assumptions related to market conditions and company-specific risks that are not directly observable. The nature and extent of auditing the discount rate required a higher degree of audit effort and a higher level of knowledge, skill and ability of the audit team members, including the use of specialists, to evaluate the relevance and reliability of the audit evidence used in the determination of the discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including the control over management’s development and review of the risk-adjusted discount rate.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures, with the assistance of internal valuation specialists, that included, among others, assessing methodologies and testing the significant assumption discussed above. We performed a sensitivity analysis of the significant assumption to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumption. We also evaluated the reasonableness of the selected guideline companies used in the determination of the discount rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Stamford, Connecticut
January 28, 2026

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$459	$457
Accounts receivable, net	2,510	2,357
Inventory	240	200
Prepaid expenses and other assets	399	235
Total current assets	3,608	3,249
Rental equipment, net	16,069	14,931
Property and equipment, net	1,134	1,034
Goodwill	7,119	6,900
Other intangible assets, net	477	663
Operating lease right-of-use assets	1,395	1,337
Other long-term assets	64	49
Total assets	$29,866	$28,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,577	$1,178
Accounts payable	776	748
Accrued expenses and other liabilities	1,466	1,397
Total current liabilities	3,819	3,323
Long-term debt	12,652	12,228
Deferred taxes	3,115	2,685
Operating lease liabilities	1,124	1,089
Other long-term liabilities	188	216
Total liabilities	20,898	19,541
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,354,590 and 63,095,970 shares issued and outstanding, respectively, at December 31, 2025 and 115,179,350 and 65,305,731 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	2,769	2,691
Retained earnings	15,843	13,813
Treasury stock at cost—52,258,620 and 49,873,619 shares at December 31, 2025 and December 31, 2024, respectively	(9,396)	(7,478)
Accumulated other comprehensive loss	(249)	(405)
Total stockholders’ equity	8,968	8,622
Total liabilities and stockholders’ equity	$29,866	$28,163

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Equipment rentals	$13,806	$13,029	$12,064
Sales of rental equipment	1,413	1,521	1,574
Sales of new equipment	348	282	218
Contractor supplies sales	163	155	146
Service and other revenues	369	358	330
Total revenues	16,099	15,345	14,332
Cost of revenues:
Cost of equipment rentals, excluding depreciation	5,888	5,365	4,900
Depreciation of rental equipment	2,670	2,466	2,350
Cost of rental equipment sales	778	811	788
Cost of new equipment sales	278	229	179
Cost of contractor supplies sales	113	103	99
Cost of service and other revenues	228	221	203
Total cost of revenues	9,955	9,195	8,519
Gross profit	6,144	6,150	5,813
Selling, general and administrative expenses	1,732	1,645	1,527
Restructuring charge	1	3	28
Non-rental depreciation and amortization	438	437	431
Operating income	3,973	4,065	3,827
Interest expense, net	716	691	635
Other income, net	(81)	(14)	(19)
Income before provision for income taxes	3,338	3,388	3,211
Provision for income taxes	844	813	787
Net income	$2,494	$2,575	$2,424
Basic earnings per share	$38.71	$38.82	$35.40
Diluted earnings per share	$38.61	$38.69	$35.28

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$2,494	$2,575	$2,424
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	156	(177)	37
Fixed price diesel swaps	—	—	(1)
Other comprehensive income (loss) (1)	156	(177)	36
Comprehensive income	$2,650	$2,398	$2,460

(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during the years ended December 31, 2025, 2024 or 2023. There was no material tax impact related to the foreign currency translation adjustments during the years ended December 31, 2025, 2024 or 2023. See note 13 to the consolidated financial statements for a discussion addressing our determination pertaining to the permanent reinvestment of unremitted foreign earnings. There were no material taxes associated with other comprehensive income (loss) during the years ended December 31, 2025, 2024 or 2023.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Retained Earnings	Number of Shares	Amount	Comprehensive (Loss) Income (2)
Balance at January 1, 2023	69	$1	$2,626	$9,656	45	$(4,957)	$(264)
Net income				2,424
Dividends declared (3)				(408)
Foreign currency translation adjustments							37
Fixed price diesel swaps							(1)
Stock compensation expense, net	—		94
Tax withholding for share based compensation			(70)
Repurchase of common stock	(3)				3	(1,008)
Balance at December 31, 2023	67	$1	$2,650	$11,672	48	$(5,965)	$(228)
Net income				2,575
Dividends declared (3)				(434)
Foreign currency translation adjustments							(177)
Stock compensation expense, net	—		112
Tax withholding for share based compensation			(71)
Repurchase of common stock	(2)				2	(1,513)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				2,494
Dividends declared (3)				(464)
Foreign currency translation adjustments							156
Stock compensation expense, net	—		134
Tax withholding for share based compensation			(56)
Repurchase of common stock	(2)				2	(1,918)
Balance at December 31, 2025	63	$1	$2,769	$15,843	52	$(9,396)	$(249)

(1)Amounts may not foot due to rounding.
(2)As of December 31, 2025, 2024 and 2023, the Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(3)In January 2023, our Board of Directors approved our first-ever quarterly dividend program. We declared dividends of $7.16, $6.52 and $5.92 per share during the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash Flows From Operating Activities:
Net income	$2,494	$2,575	$2,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,108	2,903	2,781
Amortization of deferred financing costs and original issue discounts	15	15	14
Gain on sales of rental equipment	(635)	(710)	(786)
Gain on sales of non-rental equipment	(18)	(17)	(21)
Insurance proceeds from damaged equipment	(50)	(51)	(38)
Stock compensation expense, net	134	112	94
Restructuring charge	1	3	28
Debt related activity (1)	15	1	—
Increase (decrease) in deferred taxes	405	(19)	35
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(120)	(20)	(167)
(Increase) decrease in inventory	(38)	15	19
(Increase) decrease in prepaid expenses and other assets	(135)	(27)	281
Decrease in accounts payable	(22)	(203)	(45)
Increase (decrease) in accrued expenses and other liabilities	36	(31)	85
Net cash provided by operating activities	5,190	4,546	4,704
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(4,149)	(3,753)	(3,714)
Payments for purchases of non-rental equipment and intangible assets	(379)	(374)	(356)
Proceeds from sales of rental equipment	1,413	1,521	1,574
Proceeds from sales of non-rental equipment	56	67	60
Insurance proceeds from damaged equipment	50	51	38
Purchases of other companies, net of cash acquired	(357)	(1,655)	(574)
Purchases of investments	(3)	(5)	(4)
Net cash used in investing activities	(3,369)	(4,148)	(2,976)
Cash Flows From Financing Activities:
Proceeds from debt	11,182	11,609	8,576
Payments of debt	(10,529)	(9,861)	(8,574)
Payment of contingent consideration	(23)	—	—
Payments of financing and other debt related costs (1)	(38)	(17)	—
Dividends paid	(464)	(434)	(406)
Common stock repurchased, including tax withholdings for share based compensation	(1,969)	(1,571)	(1,070)
Net cash used in financing activities	(1,841)	(274)	(1,474)
Effect of foreign exchange rates	22	(30)	3
Net increase in cash and cash equivalents	2	94	257
Cash and cash equivalents at beginning of year	457	363	106
Cash and cash equivalents at end of year	$459	$457	$363
Supplemental disclosure of cash flow information:
Cash paid for interest	$703	$674	$614
Cash paid for income taxes, net	602	994	493
(1)The amounts for the year ended December 31, 2025 include bridge financing fees associated with the terminated acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) discussed below.
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
When conducting the goodwill impairment test, we are required to compare the fair value of our reporting units (which are our regions) with the carrying amount. As discussed in note 4 to our consolidated financial statements, our divisions are our operating segments. We conduct the goodwill impairment test at the reporting unit level, which is one level below the operating segment level.
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
In connection with our goodwill impairment test that was conducted as of October 1, 2025, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying amounts. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts by at least 32 percent.
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
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods of approximately five years. The customer relationships are being amortized using the sum of the years' digits method over initial periods generally ranging from six to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over initial periods of approximately three years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Advertising Expense
We promote our business through local and national advertising in various media, including television, trade publications, branded sponsorships, yellow pages, the internet, radio and direct mail. Advertising costs are generally expensed as incurred. These costs may include the development costs for branded content and advertising campaigns. Advertising expense, net of the qualified advertising reimbursements discussed below, was not material for the years ended December 31, 2025, 2024 and 2023.
We receive reimbursements for advertising that promotes a vendor’s products or services. Such reimbursements that meet the applicable criteria under U.S. generally accepted accounting principles (“GAAP”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. The amounts of qualified advertising reimbursements that reduced advertising expense were $63, $64 and $44 for the years ended December 31, 2025, 2024 and 2023, respectively.

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
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. In the fourth quarter of 2025, in connection with a restructuring of our international holdings, we identified $324 of distributable foreign earnings that we have determined should no longer be considered indefinitely reinvested. We expect to remit the cash that is no longer considered indefinitely reinvested in 2026, and, in the fourth quarter of 2025, we recorded immaterial taxes associated with the planned repatriation.
We continue to expect that our undistributed foreign earnings, excluding the distributable foreign earnings described above, will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2025, unremitted earnings of foreign subsidiaries were $1.621 billion. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
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
Accounting Guidance Adopted in 2025
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be applied prospectively or retrospectively. We have retrospectively adopted this guidance, which did not have an impact on our financial statements, although it did result in expanded income tax-related disclosures, which are included in note 13 to our consolidated financial statements.

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

Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended December 31,
		2025			2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$11,048	$—	$11,048	$10,559	$—	$10,559	$9,948	$—	$9,948
Re-rent revenue	275	—	275	258	—	258	233	—	233
Ancillary and other rental revenues:
Delivery and pick-up	—	1,153	1,153	—	1,069	1,069	—	941	941
Other	1,081	249	1,330	940	203	1,143	756	186	942
Total ancillary and other rental revenues	1,081	1,402	2,483	940	1,272	2,212	756	1,127	1,883
Total equipment rentals	12,404	1,402	13,806	11,757	1,272	13,029	10,937	1,127	12,064
Sales of rental equipment	—	1,413	1,413	—	1,521	1,521	—	1,574	1,574
Sales of new equipment	—	348	348	—	282	282	—	218	218
Contractor supplies sales	—	163	163	—	155	155	—	146	146
Service and other revenues	—	369	369	—	358	358	—	330	330
Total revenues	$12,404	$3,695	$16,099	$11,757	$3,588	$15,345	$10,937	$3,395	$14,332
Revenues by reportable segment and geographical market are presented in note 4 of the consolidated financial statements using the revenue captions reflected in our consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the year ended December 31, 2025, 68 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment and geographical market disclosures in note 4, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 69 percent of total revenues for the year ended December 31, 2025) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $175 and $185 as of December 31, 2025 and 2024, respectively.
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

Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31, 2025). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues in each of 2025, 2024 and 2023. Our customer with the largest receivable balance represented approximately two percent of total receivables at December 31, 2025 and 2024. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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

The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the year ended December 31, 2025), and these revenues account for corresponding portions of the $2.510 billion of net accounts receivable and the associated allowance for credit losses of $180 as of December 31, 2025.
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

	Year ended December 31,
	2025	2024	2023
Beginning balance	$186	$169	$134
Charged to costs and expenses (1)	17	20	14
Charged to revenue (2)	59	50	60
Deductions and other (3)	(82)	(53)	(39)
Ending balance	$180	$186	$169
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the years ended December 31, 2025 and December 31, 2024 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the years ended December 31, 2025 and December 31, 2024 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2025.

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
The following table presents the percentage of equipment rental revenue by equipment type for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Primarily rented by our general rentals segment:
General construction and industrial equipment	39%	40%	42%
Aerial work platforms	22%	23%	25%
General tools and light equipment	9%	9%	8%
Primarily rented by our specialty segment:
Power and HVAC equipment	11%	11%	10%
Trench safety equipment	5%	5%	5%
Fluid solutions equipment	7%	7%	7%
Mobile storage equipment and modular office space	3%	3%	3%
Surface protection mats (1)	4%	2%	—%

 ___________________
(1)In March 2024, we completed the acquisition of Yak Access, LLC, Yak Mat, LLC and New South Access & Environmental Solutions, LLC (collectively, “Yak”), which was a leading provider of surface protection mats. Prior to the Yak acquisition, we did not rent material amounts of such equipment.
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

	Year Ended December 31,
	2025			2024			2023
	General rentals	Specialty	Total	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$9,165	$4,641	$13,806	$8,945	$4,084	$13,029	$8,803	$3,261	$12,064
Sales of rental equipment	1,216	197	1,413	1,328	193	1,521	1,411	163	1,574
Sales of new equipment	199	149	348	159	123	282	95	123	218
Contractor supplies sales	87	76	163	87	68	155	89	57	146
Service and other revenues	334	35	369	326	32	358	299	31	330
Total revenue (1)	11,001	5,098	16,099	10,845	4,500	15,345	10,697	3,635	14,332
Equipment rentals gross profit (see calculation below)	3,225	2,023	5,248	3,232	1,966	5,198	3,219	1,595	4,814
Equipment rentals gross margin	35.2%	43.6%	38.0%	36.1%	48.1%	39.9%	36.6%	48.9%	39.9%
Capital expenditures (2)	3,409	1,159	4,568	3,102	1,028	4,130	3,051	813	3,864
Calculation of equipment rentals gross profit:
Equipment rentals	9,165	4,641	13,806	8,945	4,084	13,029	8,803	3,261	12,064
Less:
Depreciation of rental equipment	(2,021)	(649)	(2,670)	(1,968)	(498)	(2,466)	(1,989)	(361)	(2,350)
Significant/all other rental expenses (3):
Labor and benefits (4)	(1,637)	(524)	(2,161)	(1,576)	(442)	(2,018)	(1,519)	(377)	(1,896)
Repairs and maintenance	(848)	(239)	(1,087)	(830)	(211)	(1,041)	(827)	(176)	(1,003)
Delivery	(514)	(473)	(987)	(472)	(350)	(822)	(448)	(269)	(717)
All other rental expenses (3)	(920)	(733)	(1,653)	(867)	(617)	(1,484)	(801)	(483)	(1,284)
Equipment rentals gross profit	3,225	2,023	5,248	3,232	1,966	5,198	3,219	1,595	4,814
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			896			952			999
Selling, general and administrative expenses			(1,732)			(1,645)			(1,527)
Restructuring charge (5)			(1)			(3)			(28)
Non-rental depreciation and amortization			(438)			(437)			(431)
Interest expense, net			(716)			(691)			(635)
Other income, net (6)			81			14			19
Income before provision for income taxes			$3,338			$3,388			$3,211
	December 31, 2025			December 31, 2024			December 31, 2023
	General rentals	Specialty	Total	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets (7)	$21,787	$8,079	$29,866	$21,044	$7,119	$28,163	$20,411	$5,178	$25,589
 ___________________
(1)Includes immaterial intersegment revenues.
(2)The consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable as of December 31, 2025, 2024 and 2023 included $117, $77 and $74, respectively, of amounts due but unpaid for purchases of rental equipment.
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
(5)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated following the December 2022 acquisition of Ahern Rentals. See note 5 to the consolidated financial statements for additional detail on our restructuring programs.
(6)In January 2025, we announced that we had signed a merger agreement to acquire H&E. In February 2025, the merger agreement was terminated. Other income, net for the year ended December 31, 2025 includes a break-up fee of $64 that we received following the termination of the H&E merger agreement.
(7)The increase in the specialty segment assets from December 31, 2023 to December 31, 2024 includes the impact of the Yak acquisition.

We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. The foreign information in the table below primarily reflects Canada. The following table presents geographic area information for the years ended December 31, 2025, 2024 and 2023, except for balance sheet information, which is presented as of December 31, 2025 and 2024:

	Domestic	Foreign	Total
2025
Equipment rentals	$12,609	$1,197	$13,806
Sales of rental equipment	1,288	125	1,413
Sales of new equipment	305	43	348
Contractor supplies sales	136	27	163
Service and other revenues	333	36	369
Total revenue	14,671	1,428	16,099
Rental equipment, net	14,584	1,485	16,069
Property and equipment, net	1,022	112	1,134
Goodwill and other intangible assets, net	$6,772	$824	$7,596
2024
Equipment rentals	$11,919	$1,110	$13,029
Sales of rental equipment	1,379	142	1,521
Sales of new equipment	242	40	282
Contractor supplies sales	131	24	155
Service and other revenues	320	38	358
Total revenue	13,991	1,354	15,345
Rental equipment, net	13,634	1,297	14,931
Property and equipment, net	942	92	1,034
Goodwill and other intangible assets, net	$6,910	$653	$7,563
2023
Equipment rentals	$11,045	$1,019	$12,064
Sales of rental equipment	1,427	147	1,574
Sales of new equipment	168	50	218
Contractor supplies sales	130	16	146
Service and other revenues	293	37	330
Total revenue	$13,063	$1,269	$14,332

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
In the fourth quarter of 2025, we initiated a restructuring program (the “2026 Cost Savings Restructuring Program”) associated with the consolidation of certain common functions and certain other cost reduction measures. We did not recognize material costs associated with this program in 2025. We expect to complete this program in 2026, and expect to recognize between $30 and $60 of total costs, primarily comprised of severance and branch closure costs, under the program. As of December 31, 2025, the total liability associated with our restructuring programs was $13 (such amount relates only to our closed restructuring programs, as we have not yet recognized any liabilities associated with the 2026 Cost Savings Restructuring Program).

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2025	2024
Rental equipment	$24,825	$22,990
Less accumulated depreciation	(8,756)	(8,059)
Rental equipment, net	$16,069	$14,931

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2025	2024
Land	$186	$170
Buildings	347	310
Non-rental vehicles	352	318
Machinery and equipment	376	329
Furniture and fixtures	508	463
Leasehold improvements	678	610
	2,447	2,200
Less accumulated depreciation and amortization	(1,313)	(1,166)
Property and equipment, net	$1,134	$1,034

8.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2025:

	General rentals	Specialty	Total
Balance at January 1, 2023 (1)	$4,980	$1,046	$6,026
Goodwill related to acquisitions (2) (3)	(209)	111	(98)
Foreign currency translation and other adjustments	4	8	12
Balance at December 31, 2023 (1)	4,775	1,165	5,940
Goodwill related to acquisitions (2) (3)	124	881	1,005
Foreign currency translation and other adjustments	(16)	(29)	(45)
Balance at December 31, 2024 (1)	4,883	2,017	6,900
Goodwill related to acquisitions (2)	14	155	169
Foreign currency translation and other adjustments	10	40	50
Balance at December 31, 2025 (1)	$4,907	$2,212	$7,119

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
(3)    The December 2022 acquisition of Ahern Rentals was assigned to our general rentals segment. The decrease in goodwill related to acquisitions for the general rentals segment in 2023 primarily reflected measurement period adjustments associated with the Ahern Rentals acquisition, partially offset by other acquisition activity. The March 2024 acquisition of Yak was assigned to our specialty segment and accounted for most of the goodwill related to acquisitions in 2024.
Other intangible assets were comprised of the following at December 31, 2025 and 2024:

	December 31, 2025
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2 years	$184	$122	$62
Customer relationships	5 years	$2,487	$2,074	$413
Trade names and associated trademarks	1 year	$11	$9	$2

	December 31, 2024
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	3 years	$170	$85	$85
Customer relationships	6 years	$2,674	$2,100	$574
Trade names and associated trademarks	2 years	$12	$8	$4

The non-compete agreements are being amortized on a straight-line basis and the customer relationships are being amortized using the sum of the years' digits method, and we believe that such methods best reflect the estimated pattern in which the economic benefits will be consumed. Amortization expense for other intangible assets was $238, $258 and $271 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

2026	$183
2027	128
2028	74
2029	49
2030	26
Thereafter	17
Total	$477

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2025	2024
Self-insurance accruals	$137	$100
Accrued compensation and benefit costs	157	147
Property and income taxes payable	58	64
Restructuring reserves (1)	13	17
Interest payable	157	165
Deferred revenue (2)	175	185
National accounts accrual	217	202
Operating lease liability	317	294
Other (3)	235	223
Accrued expenses and other liabilities	$1,466	$1,397
_________________

(1)    Primarily relates to branch closure charges associated with our closed restructuring programs. See note 5 for additional detail.
(2)    Reflects amounts billed to customers in excess of recognizable revenue. See note 3 for additional detail.
(3)    Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2025	2024
Self-insurance accruals	$128	$147
Income taxes payable	9	—
Accrued compensation and benefit costs	51	45
Contingent consideration (1)	—	24
Other long-term liabilities	$188	$216
_________________
(1)    Primarily reflects the long-term portion of the contingent consideration for the Yak acquisition.
10.    Fair Value Measurements
As of December 31, 2025 and 2024, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of December 31, 2025 and 2024. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of December 31, 2025 and 2024 have been calculated based upon available market information, and were as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$9,819	$9,863	$8,821	$8,518

11.    Debt
Debt, net of unamortized original issue discounts and premiums, and unamortized debt issuance costs, consists of the following:

	December 31,
	2025	2024
Accounts receivable securitization facility expiring 2026 (1)	$1,459	$1,085
$4.5 billion ABL facility expiring 2030 (1) (2)	1,645	2,253
Term loan facility expiring 2031 (1)	975	984
5 1/2 percent Senior Notes due 2027 (2)	—	499
3 7/8 percent Senior Secured Notes due 2027	748	747
4 7/8 percent Senior Notes due 2028 (3)	1,669	1,667
6 percent Senior Secured Notes due 2029	1,492	1,490
5 1/4 percent Senior Notes due 2030	747	746
4 percent Senior Notes due 2030	746	745
3 7/8 percent Senior Notes due 2031	1,094	1,092
3 3/4 percent Senior Notes due 2032	746	745
5 3/8 percent Senior Notes due 2033 (2)	1,486	—
6 1/8 percent Senior Notes due 2034	1,091	1,090
Finance leases	331	263
Total debt	14,229	13,406
Less short-term portion (4)	(1,577)	(1,178)
Total long-term debt	$12,652	$12,228

(1)    The table below presents financial information associated with our variable rate indebtedness as of and for the year ended December 31, 2025. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,822	$41	$—
Letters of credit	22
Interest rate at December 31, 2025	4.7%	4.8%	5.2%
Average month-end debt outstanding	2,027	1,366	988
Weighted-average interest rate on average debt outstanding	5.3%	5.2%	5.8%
Maximum month-end debt outstanding	2,803	1,484	993
(2)    In December 2025, URNA issued $1.500 billion principal amount of 5 3/8 percent Senior Notes. See below for additional detail on the issued debt. The net proceeds of the issuance were used to redeem all of the outstanding 5 1/2 percent Senior Notes due 2027 and to reduce drawings on the ABL facility.
(3)    URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of December 31, 2025, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.665 billion and one with a book value of $4.
(4)    Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases. The accounts receivable securitization facility, which expires on June 24, 2026, may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. The weighted average interest rates on our short-term debt, excluding finance leases, were 4.8 percent and 5.4 percent as of December 31, 2025 and 2024, respectively. See note 12 to the consolidated financial statements for further discussion on our finance leases.
Short-term debt
Accounts receivable securitization facility. The accounts receivable securitization facility expires on June 24, 2026 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility bear interest based on (i) the cost of commercial paper issued by a conduit purchaser to fund its investment, plus related dealer commissions and note issuance costs or, (ii) if funded by a bank, the Secured Overnight Financing Rate (“SOFR”). The size of the accounts receivable securitization facility is $1.5 billion, and key provisions of the facility include the following:
•borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2025, there were $1.713 billion of receivables, net of applicable reserves, in the collateral pool;
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
Long-term debt
ABL facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized and extended, and a portion of the facility is also now available for borrowing in British pounds, Euros, Australian dollars and New Zealand dollars by certain subsidiaries of URNA in Europe, Australia and New Zealand. The size of the ABL facility was $4.5 billion as of December 31, 2025. See the table above for financial information associated with the ABL facility.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before July 2030. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the term SOFR or daily SOFR or an alternate base rate, in each case plus a spread, (ii) in the case of loans in Canadian dollars, at a rate equal to the Term Canadian Overnight Repo Rate Average (“Term CORRA”) or an alternate rate (the Canadian prime rate), in each case plus a spread, (iii) in the case of loans in Euros, at a rate equal to the Euro interbank offered rate or an alternate base rate, in each case plus a spread, (iv) in the case of loans in British pounds, at a rate equal to the daily simple Sterling Overnight Interbank Average or an alternate base rate, in each case plus a spread or (v) in the case of loans in Australian Dollars or New Zealand Dollars, at a rate equal to the applicable bank bill rate or an alternate base rate, in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a fixed rate per annum. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. As discussed below (see “Loan Covenants and Compliance”), the only financial covenant that currently exists in the ABL facility is the fixed charge coverage ratio. As of December 31, 2025, availability under the ABL facility has exceeded the required threshold and, as a result, this financial covenant was inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The borrowings under the credit agreement by URNA are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The borrowings under the credit agreement by URNA are guaranteed by Holdings and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s subsidiaries in Europe, Puerto Rico, Australia and New Zealand are guaranteed by Holdings, URNA, URNA’s Canadian subsidiaries and, subject to certain exceptions, our domestic subsidiaries and secured by substantially all the assets of our U.S. subsidiaries (other than real property and certain accounts receivable) and substantially all the assets of URNA’s Canadian subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
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
In September 2017, URNA issued $750 principal amount of 4 7/8 percent Senior Notes (the “Subsequent 4 7/8 percent Notes”) which are due January 15, 2028. The Subsequent 4 7/8 percent Notes represent a separate and distinct series of notes from the Initial 4 7/8 percent Notes. The Subsequent 4 7/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The Subsequent 4 7/8 percent Notes may be redeemed on or after January 15, 2023, at specified redemption prices that range from 102.438 percent in 2023, to 100 percent in 2026 and thereafter, in each case, plus accrued and unpaid interest, if any. The indenture governing the Subsequent 4 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) mergers and consolidations; (iii) sales, transfers and other dispositions of assets; (iv) dividends and other distributions, stock repurchases and redemptions and other restricted payments; and (v) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the covenant relating to dividends and other distributions, stock repurchases and redemptions and other restricted payments and the requirements relating to additional subsidiary guarantors will not apply to URNA and its restricted subsidiaries during any period when the Subsequent 4 7/8 percent Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding Subsequent 4 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon. The effective interest rate on the Subsequent 4 7/8 percent Notes, which includes the impact of the original issue premium, is 4.84 percent.
In December 2017, we consummated an exchange offer pursuant to which approximately $744 principal amount of Subsequent 4 7/8 percent Notes were exchanged for additional Initial 4 7/8 percent Notes issued under the indenture governing the Initial 4 7/8 percent Notes and fungible with the Initial 4 7/8 percent Notes. As of December 31, 2025, the principal amounts outstanding were $1.669 billion for the Initial 4 7/8 percent Notes and $4 for the Subsequent 4 7/8 percent Notes.
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
5 3/8 percent Senior Notes due 2033. In December 2025, URNA issued $1.500 billion aggregate principal amount of 5 3/8 percent Senior Notes (the “5 3/8 percent Notes”) which are due November 15, 2033. The 5 3/8 percent Notes are unsecured and are guaranteed by Holdings and certain domestic subsidiaries of URNA. The 5 3/8 percent Notes may be redeemed on or after November 15, 2028, at specified redemption prices that range from 102.688 percent in 2028, to 100 percent in 2030 and thereafter, in each case, plus accrued and unpaid interest, if any. At any time prior to November 15, 2028, URNA may, at its option, redeem some or all of the 5 3/8 percent Notes at a redemption price equal to 100 percent of the aggregate principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to November 15, 2028, up to 40 percent of the aggregate principal amount of the 5 3/8 percent Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to 105.375 percent of the aggregate principal amount of the notes plus accrued and unpaid interest, if any. The indenture governing the 5 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens and (ii) mergers and consolidations, as well as a requirement to timely file periodic reports with the SEC. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow URNA and its subsidiaries to engage in these activities under certain conditions. In addition, the requirements to provide subsidiary guarantees and to make an offer to repurchase the notes upon the occurrence of a change of control will not apply to URNA and its restricted subsidiaries during any period when the 5 3/8 percent Notes are rated investment grade by at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., or, in certain circumstances, another rating agency selected by URNA, provided at such time no default under the indenture has occurred and is continuing. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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

Loan Covenants and Compliance
As of December 31, 2025, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of December 31, 2025, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of December 31, 2025, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Maturities
Debt maturities (exclusive of any unamortized original issue premiums and unamortized debt issuance costs) for each of the next five years and thereafter at December 31, 2025 are as follows:

2026	$1,577
2027	851
2028	1,747
2029	1,537
2030	3,170
Thereafter	5,420
Total	$14,302

12. Leases
As discussed in note 3 to the consolidated financial statements, most of our equipment rental revenue is accounted for as lease revenue under Topic 842 (such revenue represented 77 percent of our total revenues for the year ended December 31,

2025). See note 3 for a discussion of our revenue accounting (such discussion includes lessor disclosures required under Topic 842).
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
The tables below present financial information associated with our leases as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023.

	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$1,395	$1,337
Finance lease assets	Rental equipment	597	493
	Less accumulated depreciation	(161)	(141)
	Rental equipment, net	436	352
	Property and equipment, net:
	Non-rental vehicles	4	11
	Buildings	85	71
	Less accumulated depreciation and amortization	(33)	(33)
	Property and equipment, net	56	49
Total leased assets		1,887	1,738
Liabilities
Current
Operating	Accrued expenses and other liabilities	317	294
Finance	Short-term debt and current maturities of long-term debt	108	83
Long-term
Operating	Operating lease liabilities	1,124	1,089
Finance	Long-term debt	223	180
Total lease liabilities		$1,772	$1,646

Lease cost	Classification	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation (1)	$720	$647	$582
	Selling, general and administrative expenses	15	14	12
	Restructuring charge (2)	1	3	27
Finance lease cost
Amortization of leased assets	Depreciation of rental equipment	53	46	36
	Non-rental depreciation and amortization	1	1	2
Interest on lease liabilities	Interest expense, net	17	12	8
Sublease income (3)		(275)	(258)	(233)
Net lease cost		$532	$465	$434
_________________
(1)    Includes variable lease costs, which are immaterial. Cost of equipment rentals, excluding depreciation for the years ended December 31, 2025, 2024 and 2023 includes $233, $222 and $209, respectively, of short-term lease costs associated with equipment that we rent from vendors and then rent to our customers, as discussed further above. Apart from these costs, short-term lease costs are immaterial.
(2)    The amounts above primarily reflect charges associated with a restructuring program initiated following the closing of the Ahern Rentals acquisition.
(3)    Primarily reflects re-rent revenue as discussed further above.

Maturity of lease liabilities (as of December 31, 2025)	Operating leases (1)	Finance leases (2)
2026	$379	$119
2027	333	103
2028	280	73
2029	221	32
2030	151	7
Thereafter	297	47
Total	1,661	381
Less amount representing interest	(220)	(50)
Present value of lease liabilities	$1,441	$331
_________________
(1)    Reflects payments for non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2025. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2)    The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

Lease term and discount rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	6.4	5.8
Finance leases	5.0	5.8
Weighted-average discount rate
Operating leases	4.8%	4.6%
Finance leases	4.8%	4.8%

Other information	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$371	$328	$304
Operating cash flows from finance leases	17	12	8
Financing cash flows from finance leases	100	79	64
Leased assets obtained in exchange for new operating lease liabilities	374	535	538
Leased assets obtained in exchange for new finance lease liabilities	$167	$153	$132

13.    Income Taxes

Income before provision for income taxes for each of the three years in the period ended December 31, 2025 was as follows:

	Year ended December 31,
	2025	2024	2023
U.S.	$3,135	$3,156	$2,926
Foreign	203	232	285
Total	$3,338	$3,388	$3,211

The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2025 were as follows:

	Year ended December 31,
	2025	2024	2023
Current
U.S. federal	$267	$628	$561
U.S. state and local	106	140	125
Foreign	66	64	66
Total current	439	832	752
Deferred
U.S. federal	363	(8)	5
U.S. state and local	39	(10)	17
Foreign	3	(1)	13
Total deferred	405	(19)	35
Total (current and deferred)
U.S. federal	630	620	566
U.S. state and local	145	130	142
Foreign	69	63	79
Total	$844	$813	$787

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 21 percent to the income before provision for income taxes for each of the three years in the period ended

December 31, 2025 is as follows:

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at statutory tax rate	$701	21.0%	$712	21.0%	$674	21.0%
State and local income taxes, net of federal tax benefit (1) (2)	124	3.7%	93	2.7%	116	3.6%
Foreign tax effects	27	0.8%	14	0.4%	19	0.6%
Effect of cross-border tax laws	3	0.1%	(3)	(0.1)%	(3)	(0.1)%
Tax credits	(18)	(0.5)%	(4)	(0.1)%	(3)	(0.1)%
Changes in valuation allowance	—	—%	—	—%	(15)	(0.5)%
Nontaxable or nondeductible items	8	0.2%	(5)	(0.1)%	—	—%
Changes in unrecognized tax benefits	(1)	—%	6	0.2%	(1)	—%
Total	$844	25.3%	$813	24.0%	$787	24.5%

_________________
(1)    The states that, in the aggregate, accounted for over 50 percent of the effect of the state and local income taxes shown above were: (i) for 2025, Alabama, California, Florida, Georgia, New Jersey, New York, Pennsylvania and Texas, (ii) for 2024, California, Florida, Georgia, New Jersey and New York, and (iii) for 2023, California, Florida, Georgia, New Jersey, New York and Pennsylvania.
(2)    The lower percent for 2024 primarily reflects a benefit recognized in 2024 associated with decreases to the average state tax rates. The year-over-year increase in the percent for 2025 primarily reflects the lack of a similar benefit in 2025.
The components of deferred income tax assets (liabilities) were as follows:

	December 31, 2025	December 31, 2024
Reserves and allowances	$209	$209
Debt cancellation and other	19	16
Net operating loss and credit carryforwards	85	71
Operating lease assets	366	343
Total deferred tax assets	679	639
Less: valuation allowance	(4)	(5)
Total net deferred tax assets	675	634
Property and equipment, including rental equipment	(3,297)	(2,893)
Operating lease liabilities	(366)	(343)
Intangibles	(127)	(81)
Interest carryforward	—	(2)
Total deferred tax liability	(3,790)	(3,319)
Total net deferred tax liability	$(3,115)	$(2,685)
The following table summarizes the activity related to unrecognized tax benefits, some of which would impact our effective tax rate if recognized:

	2025	2024	2023
Balance at January 1	$35	$26	$16
Additions for tax positions related to the current year	2	2	3
Additions for tax positions of prior years	5	9	8
Reductions for tax positions of prior years	(9)	—	—
Lapse of statute of limitations	(3)	(1)	—
Settlements	(2)	(1)	(1)
Balance at December 31	$28	$35	$26
We include interest accrued on the underpayment of income taxes in interest expense, net, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. The amounts of such interest or penalties were not material ($5 or less) in each of the years ended December 31, 2025, 2024 and 2023. We believe that it is reasonably possible that a decrease of up to $6 in federal and state unrecognized tax benefits may be necessary within the next year, as a result of settlements.
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
The following table summarizes income taxes paid (net of refunds received). All jurisdictions in which income taxes paid (net of refunds received) were equal to or greater than five percent of total income taxes paid are included below (if the noted jurisdiction did not meet the five percent threshold for a particular year, the amount for that year is not included below).

	Year ended December 31,
	2025	2024	2023
U.S. federal	$392	$771	$248
U.S. state:
California			26
All states representing less than five percent of total	136	139	108
Total U.S. states	136	139	134
Foreign:
Canada	59	71	97
All foreign jurisdictions representing less than five percent of total	15	13	14
Total foreign	74	84	111
Total income taxes paid (1)	$602	$994	$493
_________________
(1)    Cash taxes paid in 2025 decreased from 2024 primarily due to the impact of H.R.1, which is discussed above. Cash taxes paid in 2024 increased from 2023 primarily due to a reduction in the bonus depreciation percent from 80 percent to 60 percent, increased revenue year-over-year, estimated tax overpayments from 2022 that were utilized in 2023, the deferral of a portion of 2023 federal estimated payments into 2024, and normal variability in tax attributes.
We file income tax returns in the U.S., Canada, Europe, Australia and New Zealand. Without exception, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2012.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. In the fourth quarter of 2025, in connection with a restructuring of our international holdings, we identified $324 of distributable foreign earnings that we have determined should no longer be considered indefinitely reinvested. We expect to remit the cash that is no longer considered indefinitely reinvested in 2026, and, in the fourth quarter of 2025, we recorded immaterial taxes associated with the planned repatriation.
We continue to expect that our undistributed foreign earnings, excluding the distributable foreign earnings described above, will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 31, 2025, unremitted earnings of foreign subsidiaries were $1.621 billion. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
We have net operating loss carryforwards (“NOLs”) of $15 for federal income tax purposes, $16 of NOLs for foreign income tax purposes (the majority of which has an indefinite life) and $224 of NOLs for state income tax purposes that expire from 2026 through 2034.
The European Union (“EU”) member states have formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 16 percent minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. We are also monitoring ongoing international tax discussions, including recent G-7 statements regarding a “side-by-side” system, but no changes associated with such discussions have been enacted as of the date of this report.

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
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan and a registered retirement savings plan for the benefit of the full-time employees of our Canadian subsidiaries, and also make contributions for employees in Australia and New Zealand. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $65, $59 and $56 in the years ended December 31, 2025, 2024 and 2023, respectively.
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

15.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2025 and 2024, there were 0.0 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans.
As of December 31, 2025, there were an aggregate of 0.3 million outstanding time and performance-based RSUs and 0.8 million shares available for grants of stock and options under our 2019 Long Term Incentive Plan.

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2024	2	$80.14
Granted	—	—
Exercised	(1)	80.14
Canceled	—	—
Outstanding at December 31, 2025	1	80.14
Exercisable at December 31, 2025	1	$80.14
The following table presents information associated with stock options as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023. No stock options were granted during any of the years presented below.

	2025	2024	2023
Intrinsic value of options outstanding as of December 31	$1	$1
Intrinsic value of options exercisable as of December 31	1	1
Intrinsic value of options exercised	1	1	1
In addition to stock options, the Company issues time-based and performance-based RSUs to certain officers and key executives under various equity incentive plans. The RSUs automatically convert to shares of common stock on a one-for-one basis as the awards vest. The time-based RSUs typically vest over a three year vesting period beginning 12 months from the grant date and thereafter annually on the anniversary of the grant date. The performance-based RSUs vest based on the achievement of the performance conditions during the applicable performance periods (currently the calendar year). There were 129 thousand shares of common stock issued upon vesting of RSUs during 2025, net of 79 thousand shares surrendered to satisfy tax obligations. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
A summary of RSUs granted follows (RSUs in thousands):

	Year Ended December 31,
	2025	2024	2023
RSUs granted	149	238	179
Weighted-average grant date price per unit	$654.96	$746.86	$461.37

As of December 31, 2025, the total pretax compensation cost not yet recognized by the Company with regard to unvested RSUs was $80. The weighted-average period over which this compensation cost is expected to be recognized is 1.4 years.
A summary of RSU activity for the year ended December 31, 2025 follows (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2024	257	$649.43
Granted	149	654.96
Vested	(202)	596.09
Forfeited	(19)	752.01
Nonvested as of December 31, 2025	185	$702.19

The total fair value of RSUs vested during the fiscal years ended December 31, 2025, 2024 and 2023 was $121, $108 and $95, respectively.

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

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year
For the year ended December 31, 2025:
Total revenues	$3,719	$3,943	$4,229	$4,208	$16,099
Gross profit	1,356	1,533	1,665	1,590	6,144
Operating income	804	1,003	1,114	1,052	3,973
Net income	518	622	701	653	2,494
Earnings per share—basic	7.92	9.59	10.93	10.30	38.71
Earnings per share—diluted (2)	7.91	9.59	10.91	10.27	38.61
For the year ended December 31, 2024:
Total revenues	$3,485	$3,773	$3,992	$4,095	$15,345
Gross profit	1,346	1,518	1,648	1,638	6,150
Operating income	852	1,004	1,122	1,087	4,065
Net income	542	636	708	689	2,575
Earnings per share—basic	8.06	9.56	10.73	10.50	38.82
Earnings per share—diluted (2)	8.04	9.54	10.70	10.47	38.69

(1)    As discussed in note 11 to the consolidated financial statements, in the fourth quarter of 2025, we issued $1.500 billion principal amount of 5 3/8 percent Senior Notes due 2033. The net proceeds of the issuance were used to redeem all $500 principal amount of our 5 1/2 percent Senior Notes due 2027 and to reduce drawings on our ABL facility. There were no unusual or infrequently occurring items recognized in the fourth quarter of 2024 that had a material impact on our financial statements.
(2)    Diluted earnings per share includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2025:
Merger related intangible asset amortization (3)	$(0.52)	$(0.47)	$(0.45)	$(0.44)	$(1.89)
Impact on depreciation related to acquired fleet and property and equipment (4)	(0.29)	(0.29)	(0.27)	(0.26)	(1.11)
Impact of the fair value mark-up of acquired fleet (5)	(0.13)	(0.08)	(0.07)	(0.09)	(0.36)
Restructuring charge (6)	(0.01)	(0.01)	0.01	—	(0.01)
Asset impairment charge (7)	—	(0.03)	—	(0.02)	(0.06)
Debt related losses	—	—	(0.01)	(0.01)	(0.02)
For the year ended December 31, 2024:
Merger related intangible asset amortization (3)	$(0.49)	$(0.58)	$(0.53)	$(0.55)	$(2.14)
Impact on depreciation related to acquired fleet and property and equipment (4)	(0.40)	(0.39)	(0.38)	(0.36)	(1.53)
Impact of the fair value mark-up of acquired fleet (5)	(0.19)	(0.18)	(0.15)	(0.19)	(0.71)
Restructuring charge (6)	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)
Asset impairment charge (7)	(0.01)	—	(0.03)	(0.01)	(0.05)
Debt related losses	(0.01)	—	—	—	(0.01)
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
(5)This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in certain major acquisitions that was subsequently sold. The year-over-year decreases in 2025 primarily reflect the impact of the Ahern Rentals acquisition.
(6)This primarily reflects severance costs and branch closure charges associated with our restructuring programs. See note 5 to the consolidated financial statements for additional detail on our restructuring programs.
(7)This reflects write-offs of leasehold improvements and other fixed assets.

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

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income available to common stockholders	$2,494	$2,575	$2,424
Denominator:
Denominator for basic earnings per share—weighted-average common shares	64,439	66,345	68,470
Effect of dilutive securities:
Employee stock options	1	2	4
Restricted stock units	164	220	236
Denominator for diluted earnings per share—adjusted weighted-average common shares	64,604	66,567	68,710
Basic earnings per share	$38.71	$38.82	$35.40
Diluted earnings per share	$38.61	$38.69	$35.28

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions and Other		Balance at End of Period
Year Ended December 31, 2025:
Allowance for credit losses	$186	$17	(a)	$59	(a)	$82	(b)	$180
Self-insurance reserve	247	356		—		338	(c)	265
Year Ended December 31, 2024:
Allowance for credit losses	$169	$20	(a)	$50	(a)	$53	(b)	$186
Self-insurance reserve	199	318		—		270	(c)	247
Year Ended December 31, 2023:
Allowance for credit losses	$134	$14	(a)	$60	(a)	$39	(b)	$169
Self-insurance reserve	177	274		—		252	(c)	199

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
(c)    Primarily represents payments.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Rentals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Rentals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated January 28, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
January 28, 2026

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before March 25, 2026 (the “2026 Proxy Statement”).

Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Stamford, Connecticut, Auditor Firm ID: 42.
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
United Rentals, Inc. Consolidated Balance Sheets at December 31, 2025 and 2024
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
United Rentals, Inc. Consolidated Statements of Stockholders' Equity for the years ended December 2025, 2024 and 2023
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
(2) Schedules to the financial statements:
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

4	(d)
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

4	(e)
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

4	(f)
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

4	(g)
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

4	(h)
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

4	(i)
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

4	(j)
Indenture for the 6.125% Senior Notes due 2034, dated as of March 11, 2024, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on March 11, 2024)

4	(k)
Indenture for the 5.375% Senior Notes due 2033, dated as of December 1, 2025, among United Rentals (North America), Inc., United Rentals, Inc., each of United Rentals (North America), Inc.’s subsidiaries named therein and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on December 1, 2025)

4	(l)
Description of United Rentals’ Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to exhibit 4(l) of the United Rentals, Inc. Report on Form 10-K for year ended December 31, 2024)

10	(a)
United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K, Commission File No. 001-14387, filed on December 19, 2008)‡

Exhibit Number		Description of Exhibit
10	(b)
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

10	(e)
United Rentals, Inc. 2019 Annual Incentive Compensation Plan as amended October 18, 2023 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. and United Rentals (North America), Inc. Annual Report on Form 10-K for the year ended December 31, 2023)‡

10	(f)	United Rentals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2019)‡

10	(g)
United Rentals, Inc. Second Amended and Restated 2010 Long Term Incentive Plan (incorporated by reference to Appendix C of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 26, 2014)‡

10	(h)
Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10	(i)
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

10	(k)
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

10	(m)	Board of Directors compensatory plans, as described under the caption “Director Compensation” in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before March 25, 2026

10	(n)
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

10	(r)
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

10	(u)
First Amendment, effective as of April 23, 2021, to the Employment Agreement between United Rentals, Inc. and Craig Pintoff (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2021)‡

10	(v)
Employment Agreement, dated October 12, 2018, between United Rentals, Inc. and Andrew Limoges (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2018)

10	(w)
Employment Agreement, effective as of July 29, 2022, between United Rentals, Inc. and William Edward Grace (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by United Rentals, Inc. on July 22, 2022)

10	(x)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Joli Gross (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(y)
Employment Agreement, effective as of May 12, 2023, between United Rentals, Inc. and Tony Leopold (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2023)‡

10	(z)
Employment Agreement, effective as of September 29, 2023, between United Rentals, Inc. and Michael Durand (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. and United Rentals (North America). Inc. Current Report on Form 8-K filed on August 28, 2023)‡

10	(aa)
Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2014)‡

10	(bb)
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

10	(cc)
Fifth Amended and Restated U.S. Security Agreement, dated as of July 10, 2025, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Current Report on Form 8-K filed on July 11, 2025)

10	(dd)
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

Exhibit Number		Description of Exhibit
10	(ee)
Fifth Amended and Restated Canadian Security Agreement, dated as of July 10, 2025, among United Rentals of Canada, Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Current Report on Form 8-K filed on July 11, 2025)

10	(ff)
Third Amended and Restated Canadian Guarantee Agreement, dated as of February 15, 2019, by United Rentals of Canada, Inc. in favor of Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. and United Rentals (North America), Inc. Current Report on Form 8-K filed on February 15, 2019)

10	(gg)
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

10	(hh)
Notes Security Agreement, dated as of November 30, 2022, by and among United Rentals, Inc., United Rentals (North America), Inc. and certain of their Subsidiaries, as the Grantors, and Truist Bank, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 30, 2022)

10	(ii)
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

10	(jj)
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

10	(kk)
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

10	(ll)
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

10	(mm)
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

10	(nn)
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

Exhibit Number		Description of Exhibit
10	(oo)
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

10	(pp)
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

10	(qq)
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

10	(rr)
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

10	(ss)
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

10	(tt)
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

10	(uu)
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

Exhibit Number		Description of Exhibit
10	(vv)
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

10	(ww)
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

10	(xx)
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

10	(yy)
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

10	(zz)
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

10	(aaa)
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
Amendment and Restatement Agreement, dated as of February 14, 2024, related to (i) the Credit and Guaranty Agreement, dated as of October 31, 2018 (as amended and restated), among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc., Bank of America, N.A., and the other financial institutions named therein and (ii) the Term Loan Security Agreement, dated as of October 31, 2018, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. referred to therein, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by United Rentals, Inc. and United Rentals (North America), Inc. on February 14, 2024)

10	(ddd)
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

Exhibit Number		Description of Exhibit
19		United Rentals, Inc. Insider Trading Policy dated April 18, 2024 (incorporated by reference to Exhibit 19 of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2024)

21	*	Subsidiaries of United Rentals, Inc.

22	*	Subsidiary Guarantors

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

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

UNITED RENTALS, INC.
Date:	January 28, 2026	By:	/S/ MATTHEW J. FLANNERY
Matthew J. Flannery, Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ MICHAEL J. KNEELAND	Chairman	January 28, 2026
Michael J. Kneeland

/S/ JULIE M. HEUER BRANDT	Director	January 28, 2026
Julie M. Heuer Brandt

/S/ MARC A. BRUNO	Director	January 28, 2026
Marc A. Bruno

/S/ LARRY D. DE SHON	Director	January 28, 2026
Larry D. De Shon

/S/ KIM HARRIS JONES	Director	January 28, 2026
Kim Harris Jones

/S/ TERRI L. KELLY	Director	January 28, 2026
Terri L. Kelly

/S/ FRANCISCO J. LOPEZ-BALBOA	Director	January 28, 2026
Francisco J. Lopez-Balboa

/S/ GRACIA MARTORE	Lead Independent Director	January 28, 2026
Gracia Martore

/S/ SHIV SINGH	Director	January 28, 2026
Shiv Singh

/S/ MATTHEW J. FLANNERY	Director and Chief Executive Officer (Principal Executive Officer)	January 28, 2026
Matthew J. Flannery

/S/ WILLIAM E. GRACE	Chief Financial Officer (Principal Financial Officer)	January 28, 2026
William E. Grace

/S/ ANDREW B. LIMOGES	Vice President, Controller (Principal Accounting Officer)	January 28, 2026
Andrew B. Limoges