Form 10-Q
period 2026-03-31
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2026-04-22
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of April 20, 2026, there were 62,646,557 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•our significant indebtedness, which totaled $13.9 billion at March 31, 2026 and requires a significant amount of cash for debt service, can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•turnover in our management team and inability to attract and retain key personnel;
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
•risks related to the use of artificial intelligence (“AI”), and challenges with properly managing such use;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$156	$459
Accounts receivable, net	2,561	2,510
Inventory	256	240
Prepaid expenses and other assets	338	399
Total current assets	3,311	3,608
Rental equipment, net	16,164	16,069
Property and equipment, net	1,126	1,134
Goodwill	7,285	7,119
Other intangible assets, net	547	477
Operating lease right-of-use assets	1,389	1,395
Other long-term assets	66	64
Total assets	$29,888	$29,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,623	$1,577
Accounts payable	1,085	776
Accrued expenses and other liabilities	1,419	1,466
Total current liabilities	4,127	3,819
Long-term debt	12,263	12,652
Deferred taxes	3,199	3,115
Operating lease liabilities	1,133	1,124
Other long-term liabilities	198	188
Total liabilities	20,920	20,898
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,435,756 and 62,730,346 shares issued and outstanding, respectively, at March 31, 2026 and 115,354,590 and 63,095,970 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	2,762	2,769
Retained earnings	16,250	15,843
Treasury stock at cost—52,705,410 and 52,258,620 shares at March 31, 2026 and December 31, 2025, respectively	(9,773)	(9,396)
Accumulated other comprehensive loss	(272)	(249)
Total stockholders’ equity	8,968	8,968
Total liabilities and stockholders’ equity	$29,888	$29,866
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Equipment rentals	$3,419	$3,145
Sales of rental equipment	350	377
Sales of new equipment	84	70
Contractor supplies sales	40	36
Service and other revenues	92	91
Total revenues	3,985	3,719
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,492	1,378
Depreciation of rental equipment	681	637
Cost of rental equipment sales	190	210
Cost of new equipment sales	70	56
Cost of contractor supplies sales	28	26
Cost of service and other revenues	55	56
Total cost of revenues	2,516	2,363
Gross profit	1,469	1,356
Selling, general and administrative expenses	441	437
Restructuring charge	45	1
Non-rental depreciation and amortization	114	114
Operating income	869	804
Interest expense, net	176	184
Other income, net	(8)	(68)
Income before provision for income taxes	701	688
Provision for income taxes	170	170
Net income	$531	$518
Basic earnings per share	$8.44	$7.92
Diluted earnings per share	$8.43	$7.91

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2026	2025
Net income	$531	$518
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27)	21
Fixed price diesel swaps	4	—
Other comprehensive (loss) income (1)	(23)	21
Comprehensive income	$508	$539
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2026 or 2025. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. In the fourth quarter of 2025, in connection with a restructuring of our international holdings, we identified $324 of distributable foreign earnings that we determined should no longer be considered indefinitely reinvested, and such amount was remitted in the first quarter of 2026. The taxes associated with the repatriation were immaterial. We continue to expect that our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2026 or 2025.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended March 31, 2026
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2025	63	$1	$2,769	$15,843	52	$(9,396)	$(249)
Net income				531
Dividends declared (4)				(124)
Foreign currency translation adjustments							(27)
Fixed price diesel swaps							4
Stock compensation expense, net (5)	—		39
Tax withholding for share-based compensation	—		(46)
Repurchase of common stock	(1)				1	(377)
Balance at March 31, 2026	63	$1	$2,762	$16,250	53	$(9,773)	$(272)

	Three Months Ended March 31, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				518
Dividends declared (4)				(117)
Foreign currency translation adjustments							21
Stock compensation expense, net	—		36
Tax withholding for share-based compensation	—		(39)
Repurchase of common stock	—				—	(252)
Balance at March 31, 2025	65	$1	$2,688	$14,214	50	$(7,730)	$(384)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2025.
(2)Amounts may not foot due to rounding.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(4)We declared dividends of $1.97 and $1.79 per share during the three months ended March 31, 2026 and 2025, respectively.
(5)Includes net stock compensation expense as reported as a separate component in our condensed consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our condensed consolidated statements of cash flows.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$531	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	751
Amortization of deferred financing costs and original issue discounts	4	4
Gain on sales of rental equipment	(160)	(167)
Gain on sales of non-rental equipment	(4)	(4)
Insurance proceeds from damaged equipment	(10)	(11)
Stock compensation expense, net	36	36
Restructuring charge	45	1
Debt related activity (1)	—	13
Increase (decrease) in deferred taxes	83	(16)
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(29)	62
Increase in inventory	(14)	(27)
Decrease in prepaid expenses and other assets	75	67
Increase in accounts payable	198	233
Decrease in accrued expenses and other liabilities	(36)	(35)
Net cash provided by operating activities	1,514	1,425
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(767)	(661)
Payments for purchases of non-rental equipment and intangible assets	(66)	(84)
Proceeds from sales of rental equipment	350	377
Proceeds from sales of non-rental equipment	13	14
Insurance proceeds from damaged equipment	10	11
Purchases of other companies, net of cash acquired	(396)	(17)
Purchases of investments	—	(1)
Proceeds from sales of investments	3	—
Net cash used in investing activities	(853)	(361)
Cash Flows From Financing Activities:
Proceeds from debt	2,055	2,098
Payments of debt	(2,449)	(2,636)
Payment of contingent consideration	(18)	(23)
Common stock repurchased, including tax withholdings for share-based compensation	(421)	(289)
Payments of financing and other debt related costs (1)	—	(13)
Dividends paid	(125)	(118)
Net cash used in financing activities	(958)	(981)
Effect of foreign exchange rates	(6)	2
Net (decrease) increase in cash and cash equivalents	(303)	85
Cash and cash equivalents at beginning of period	459	457
Cash and cash equivalents at end of period	$156	$542
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$17	$42
Cash paid for interest	196	222
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2025 Form 10-K.
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
Accounting Guidance Adopted in 2026
Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We have adopted this guidance, which did not have a material impact on our financial statements.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended March 31,
		2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,685	$—	$2,685	$2,522	$—	$2,522
Re-rent revenue	78	—	78	63	—	63
Ancillary and other rental revenues:
Delivery and pick-up	—	274	274	—	252	252
Other	293	89	382	241	67	308
Total ancillary and other rental revenues	293	363	656	241	319	560
Total equipment rentals	3,056	363	3,419	2,826	319	3,145
Sales of rental equipment	—	350	350	—	377	377
Sales of new equipment	—	84	84	—	70	70
Contractor supplies sales	—	40	40	—	36	36
Service and other revenues	—	92	92	—	91	91
Total revenues	$3,056	$929	$3,985	$2,826	$893	$3,719
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the three months ended March 31, 2026, 67 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 67 percent of total revenues for the three months ended March 31, 2026) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $183 and $175 as of March 31, 2026 and December 31, 2025, respectively.
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
Receivables and contract assets and liabilities
As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the three months ended March 31, 2026). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the three months ended March 31, 2026 and for each of the last three full years. Our customer with the largest receivable balance represented approximately two percent of total receivables at March 31, 2026 and December 31, 2025. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Our allowance for credit losses reflects our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility. We have elected a practical expedient that allows us, when estimating credit losses, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds. See the table below for a rollforward of our allowance for credit losses.
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the three months ended March 31, 2026, and these revenues account for corresponding portions of the $2.561 billion of net accounts receivable and the associated allowance for credit losses of $180 as of March 31, 2026).
As discussed above, most of our equipment rental revenue is accounted for under Topic 842. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivable at the customer level. The rollforward of our allowance for credit losses (in total, and associated with revenues arising from both Topic 606 and Topic 842) is shown below.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance	$180	$186
Charged to costs and expenses (1)	5	3
Charged to revenue (2)	11	14
Deductions and other (3)	(16)	(22)
Ending balance	$180	$181
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three months ended March 31, 2026 or 2025 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three months ended March 31, 2026 and 2025 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026.

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
The following table sets forth financial information by segment, and includes reconciliations of the primary measure of segment profit (equipment rentals gross profit) to income before provision for income taxes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$2,229	$1,190	$3,419	$2,099	$1,046	$3,145
Sales of rental equipment	301	49	350	330	47	377
Sales of new equipment	48	36	84	43	27	70
Contractor supplies sales	21	19	40	20	16	36
Service and other revenues	84	8	92	81	10	91
Total revenue (1)	2,683	1,302	3,985	2,573	1,146	3,719
Equipment rentals gross profit (see calculation below)	753	493	1,246	679	451	1,130
Equipment rentals gross margin	33.8%	41.4%	36.4%	32.3%	43.1%	35.9%
Capital expenditures (2)	647	293	940	521	270	791
Calculation of equipment rentals gross profit:
Equipment rentals	2,229	1,190	3,419	2,099	1,046	3,145
Less:
Depreciation of rental equipment	(507)	(174)	(681)	(488)	(149)	(637)
Significant/all other rental expenses (3):
Labor and benefits (4)	(418)	(137)	(555)	(406)	(120)	(526)
Repairs and maintenance	(203)	(58)	(261)	(193)	(53)	(246)
Delivery	(112)	(113)	(225)	(115)	(96)	(211)
All other rental expenses (3)	(236)	(215)	(451)	(218)	(177)	(395)
Equipment rentals gross profit	753	493	1,246	679	451	1,130
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			223			226
Selling, general and administrative expenses			(441)			(437)
Restructuring charge (5)			(45)			(1)
Non-rental depreciation and amortization			(114)			(114)
Interest expense, net			(176)			(184)
Other income, net (6)			8			68
Income before provision for income taxes			$701			$688
	March 31, 2026			December 31, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets	$21,411	$8,477	$29,888	$21,787	$8,079	$29,866
 ___________________
(1)Includes immaterial intersegment revenues.
(2)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable included $224 and $117 as of March 31, 2026 and December 31, 2025, respectively, and $123 and $77 as of March 31, 2025 and December 31, 2024, respectively, of amounts due but unpaid for purchases of rental equipment.
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
(5)Primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs).
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $429.
Closed Restructuring Programs
Our closed restructuring programs were generally initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of March 31, 2026, the total liability associated with the closed restructuring programs was $13.
2026 Cost Savings Restructuring Program
In the fourth quarter of 2025, we initiated a restructuring program (the “2026 Cost Savings Restructuring Program”) associated with the consolidation of certain common functions and certain other cost reduction measures. We first incurred costs associated with this program in 2026 and expect to recognize between $55 and $65 of total costs (inclusive of the $44 recognized through March 31, 2026 as reflected in the table below), primarily comprised of severance and branch closure costs, under the program, which is expected to be completed in 2026.
The table below provides certain information concerning restructuring activity under the 2026 Cost Savings Restructuring Program during the three months ended March 31, 2026:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges (2)	$—	$29	$(6)	$23
Severance and other	—	15	(11)	4
Total	$—	$44	$(17)	$27
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our closed restructuring programs). The restructuring charges are not allocated to our segments. A s we first incurred costs under the 2026 Cost Savings Restructuring Program in 2026, the amounts above reflect the cumulative charges recognized through March 31, 2026.
(2)    Branch closure charges primarily reflect impairments of right-of-use assets associated with real estate leased under operating leases.

5. Fair Value Measurements
As of March 31, 2026 and December 31, 2025, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of March 31, 2026 and December 31, 2025. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of March 31, 2026 and December 31, 2025 have been calculated based upon available market information, and were as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$9,820	$9,684	$9,819	$9,863
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	March 31, 2026	December 31, 2025
Accounts receivable securitization facility expiring 2026 (1) (2)	$1,500	$1,459
$4.5 billion ABL facility expiring 2030 (1)	1,246	1,645
Term loan facility expiring 2031 (1)	973	975
3 7/8 percent Senior Secured Notes due 2027	748	748
4 7/8 percent Senior Notes due 2028 (3)	1,669	1,669
6 percent Senior Secured Notes due 2029	1,492	1,492
5 1/4 percent Senior Notes due 2030	747	747
4 percent Senior Notes due 2030	746	746
3 7/8 percent Senior Notes due 2031	1,094	1,094
3 3/4 percent Senior Notes due 2032	746	746
5 3/8 percent Senior Notes due 2033	1,486	1,486
6 1/8 percent Senior Notes due 2034	1,092	1,091
Finance leases	347	331
Total debt	13,886	14,229
Less short-term portion (4)	(1,623)	(1,577)
Total long-term debt	$12,263	$12,652
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the three months ended March 31, 2026. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$3,221	$—	$—
Letters of credit	21
Interest rate at March 31, 2026	4.7%	4.6%	5.2%
Average month-end principal amount of debt outstanding	1,367	1,500	982
Weighted-average interest rate on average debt outstanding	4.7%	4.7%	5.2%
Maximum month-end principal amount of debt outstanding	1,430	1,500	983
(2)Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of March 31, 2026, there were $1.527 billion of receivables, net of applicable reserves and other deductions, in the collateral pool. The accounts receivable securitization facility expires on June 24, 2026 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.
(3)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of March 31, 2026, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.665 billion and one with a book value of $4.
(4)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of March 31, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income available to common stockholders	531	518
Denominator:
Denominator for basic earnings per share—weighted-average common shares	62,927	65,335
Effect of dilutive securities:
Employee stock options	1	2
Restricted stock units	98	98
Denominator for diluted earnings per share—adjusted weighted-average common shares	63,026	65,435
Basic earnings per share	$8.44	$7.92
Diluted earnings per share	$8.43	$7.91

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. Our operations can also be impacted by geopolitical risks, including risks related to international conflicts. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Although interest rates have stabilized more recently, interest rates on our debt instruments have increased in recent years (the weighted average interest rates on our variable debt instruments were 1.4 percent in 2021, 6.3 percent in 2024, 5.4 percent in 2025 and 4.8 percent for the three months ended March 31, 2026). Interest rates on our indebtedness that bears interest at fixed rates have similarly fluctuated in recent years (for example, in December 2025, United Rentals (North America), Inc. (“URNA”) issued $1.5 billion principal amount of senior unsecured notes at a 5 3/8 percent interest rate, while URNA's issuance in August 2021 of $750 principal amount of senior unsecured notes was at a 3 3/4 percent interest rate). We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs, interest rate fluctuations and international conflicts may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,767 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $22.6 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2026.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. As of March 31, 2026, we had available liquidity of $3.377 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $25 under the $5.0 billion program through March 31, 2026. We intend to complete $1.5 billion of total repurchases in 2026, comprised of $1.15 billion of repurchases under the $5.0 billion program and the $350 of repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 year-to-date through March 31, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026).
During the three months ended March 31, 2026 and 2025, we paid dividends of $125 ($1.97 per share) and $118 ($1.79 per share), respectively. On April 22, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on May 27, 2026 to stockholders of record on May 13, 2026.
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
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2026	2025
Net income	$531	$518
Diluted earnings per share	$8.43	$7.91
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

	Three Months Ended March 31,
	2026		2025
Tax rate applied to items below	25.0%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(27)	$(0.43)	$(34)	$(0.52)
Impact on depreciation related to acquired fleet and property and equipment (2)	(16)	(0.25)	(19)	(0.29)
Impact of the fair value mark-up of acquired fleet (3)	(4)	(0.07)	(8)	(0.13)
Restructuring charge (4)	(34)	(0.53)	(1)	(0.01)

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
(4)This primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs).
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

	Three Months Ended
	March 31,
	2026	2025
Net income	$531	$518
Provision for income taxes	170	170
Interest expense, net	176	184
Depreciation of rental equipment	681	637
Non-rental depreciation and amortization	114	114
EBITDA	$1,672	$1,623
Restructuring charge (1)	45	1
Stock compensation expense, net (2)	36	36
Impact of the fair value mark-up of acquired fleet (3)	6	11
Adjusted EBITDA	$1,759	$1,671
Net income margin	13.3%	13.9%
Adjusted EBITDA margin	44.1%	44.9%
The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$1,514	$1,425
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(4)	(4)
Gain on sales of rental equipment	160	167
Gain on sales of non-rental equipment	4	4
Insurance proceeds from damaged equipment	10	11
Restructuring charge (1)	(45)	(1)
Stock compensation expense, net (2)	(36)	(36)
Debt related activity (4)	—	(13)
Changes in assets and liabilities	(144)	(194)
Cash paid for interest	196	222
Cash paid for income taxes, net	17	42
EBITDA	$1,672	$1,623
Add back:
Restructuring charge (1)	45	1
Stock compensation expense, net (2)	36	36
Impact of the fair value mark-up of acquired fleet (3)	6	11
Adjusted EBITDA	$1,759	$1,671
 ___________________
(1)This primarily reflects severance and branch closure charges associated with our restructuring programs. The restructuring charges generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition. The amounts above primarily reflect charges associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs).
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
For the three months ended March 31, 2026, net income increased $13, or 2.5 percent, to $531, and net income margin decreased 60 basis points to 13.3 percent, including the 2025 impact of the H&E merger termination benefit discussed above. Excluding the net after-tax merger termination benefit of $29 recognized in the three months ended March 31, 2025, net income margin for the three months ended March 31, 2026 increased 20 basis points year-over-year, primarily reflecting 1) increases in gross margins from equipment rentals and sales of rental equipment and 2) reductions in selling, general and administrative ("SG&A") expenses and interest expense as a percentage of revenue, partially offset by 3) $45 of restructuring charges incurred in the three months ended March 31, 2026, primarily under the restructuring program that was initiated in the fourth quarter of 2025. The increased gross margin from equipment rentals reflected increased margin for the general rentals segment, partially offset by reduced margin for the specialty segment, as explained further below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). The restructuring charges are discussed in note 4 to the condensed consolidated financial statements. See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the three months ended March 31, 2026, adjusted EBITDA increased $88, or 5.3 percent, to $1.759 billion, and adjusted EBITDA margin decreased 80 basis points to 44.1 percent, including the 2025 impact of the H&E merger termination benefit. Excluding the net merger termination benefit of $52 recognized in the three months ended March 31, 2025, adjusted EBITDA margin for the three months ended March 31, 2026 increased 60 basis points year-over-year, primarily reflecting a reduction in SG&A expenses as a percentage of revenue. See “Results of Operations" for further discussion of the significant items impacting our operating results.
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

	Three Months Ended March 31,
	2026	2025	Change
Equipment rentals*	$3,419	$3,145	8.7%
Sales of rental equipment	350	377	(7.2)%
Sales of new equipment	84	70	20.0%
Contractor supplies sales	40	36	11.1%
Service and other revenues	92	91	1.1%
Total revenues	$3,985	$3,719	7.2%
*Equipment rentals variance components:
Year-over-year change in average OEC			5.7%
Assumed year-over-year inflation impact (1)			(1.5)%
Fleet productivity (2)			2.3%
Contribution from ancillary and re-rent revenue (3)			2.2%
Total change in equipment rentals			8.7%
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
For the three months ended March 31, 2026, total revenues of $3.985 billion increased 7.2 percent compared with 2025. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended March 31, 2026). Equipment rentals increased $274, or 8.7 percent, primarily due to a 5.7 percent increase in average OEC and a 2.3 percent increase in fleet productivity. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended March 31, 2026, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2026
Equipment rentals	$2,229	$1,190	$3,419
Sales of rental equipment	301	49	350
Sales of new equipment	48	36	84
Contractor supplies sales	21	19	40
Service and other revenues	84	8	92
Total revenue	$2,683	$1,302	$3,985
Three Months Ended March 31, 2025
Equipment rentals	$2,099	$1,046	$3,145
Sales of rental equipment	330	47	377
Sales of new equipment	43	27	70
Contractor supplies sales	20	16	36
Service and other revenues	81	10	91
Total revenue	$2,573	$1,146	$3,719
Equipment rentals represented 86 percent of total revenues for the three months ended March 31, 2026. For the three months ended March 31, 2026, equipment rentals of $3.419 billion increased $274, or 8.7 percent, as compared to the same period in 2025, primarily due to a 5.7 percent increase in average OEC and a 2.3 percent increase in fleet productivity.
For the three months ended March 31, 2026, equipment rentals represented 83 percent of total revenues for the general rentals segment. For the three months ended March 31, 2026, general rentals equipment rentals increased $130, or 6.2 percent, as compared to the same period in 2025, primarily due to increases in average OEC and fleet productivity.
For the three months ended March 31, 2026, equipment rentals represented 91 percent of total revenues for the specialty segment. For the three months ended March 31, 2026, specialty equipment rentals increased $144, or 13.8 percent, as compared to the same period in 2025, primarily due to increased average OEC.
Sales of rental equipment. For the three months ended March 31, 2026, sales of rental equipment represented approximately 9 percent of our total revenues. For the three months ended March 31, 2026, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the three months ended March 31, 2026, sales of new equipment represented approximately 2 percent of our total revenues. For the three months ended March 31, 2026, sales of new equipment increased 20.0 percent year-over-year, primarily due to normal variability.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2026, contractor supplies sales represented approximately 1 percent of our total revenues. Contractor supplies sales for the three months ended March 31, 2026 did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the three months ended March 31, 2026, service and other revenues represented approximately 2 percent of our total revenues. For the three months ended March 31, 2026, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
See note 3 to our condensed consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended March 31, 2026
Equipment Rentals Gross Profit	$753	$493	$1,246
Equipment Rentals Gross Margin	33.8%	41.4%	36.4%
Three Months Ended March 31, 2025
Equipment Rentals Gross Profit	$679	$451	$1,130
Equipment Rentals Gross Margin	32.3%	43.1%	35.9%
General rentals. For the three months ended March 31, 2026, equipment rentals gross profit increased by $74, and equipment rentals gross margin increased by 150 basis points, year-over-year. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue, as reflected in reductions in depreciation, labor and benefits, and delivery costs as a percentage of revenue.
Specialty. For the three months ended March 31, 2026, equipment rentals gross profit increased by $42, and equipment rentals gross margin decreased by 170 basis points, year-over-year. Gross margin decreased primarily due to higher depreciation expense, increased delivery costs and changes in revenue mix driven by growth in lower-margin ancillary revenues.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2026	2025	Change
Total gross margin	36.9%	36.5%	40 bps
Equipment rentals	36.4%	35.9%	50 bps
Sales of rental equipment	45.7%	44.3%	140 bps
Sales of new equipment	16.7%	20.0%	(330) bps
Contractor supplies sales	30.0%	27.8%	220 bps
Service and other revenues	40.2%	38.5%	170 bps
For the three months ended March 31, 2026, total gross margin increased 40 basis points from 2025. Equipment rentals gross margin increased 50 basis points from 2025, reflecting increased margin for the general rentals segment, partially offset by reduced margin for the specialty segment, as discussed above. Gross margin from sales of rental equipment did not change significantly. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended March 31, 2026).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended March 31,
	2026	2025	Change
Selling, general and administrative ("SG&A") expense	$441	$437	0.9%
SG&A expense as a percentage of revenue	11.1%	11.8%	(70) bps
Restructuring charge	45	1	4,400.0%
Non-rental depreciation and amortization	114	114	—%
Interest expense, net	176	184	(4.3)%
Other income, net	(8)	(68)	(88.2)%
Provision for income taxes	170	170	—%
Effective tax rate	24.3%	24.7%	(40) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense for the three months ended March 31, 2025 included $12 of professional fees associated with the terminated H&E acquisition discussed above. Excluding the impact of the 2025 costs associated with the terminated H&E acquisition, SG&A expense for the three months ended March 31, 2026 decreased year-over-year as a percentage of revenue primarily due to better fixed cost absorption on higher revenue.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The amounts above primarily reflect charges associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs). Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $429.
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
Interest expense, net for the three months ended March 31, 2026 did not change significantly year-over-year, as the impact of decreased variable debt interest rates and the 2025 fees associated with the terminated H&E acquisition was partially offset by increased average debt. The weighted average interest rates on our variable debt instruments were 4.8 percent and 5.6 percent for the three months ended March 31, 2026 and 2025, respectively. Interest expense, net for the three months ended March 31, 2025 included $13 of bridge financing fees associated with the terminated H&E acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Other income, net for the three months ended March 31, 2025 included $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
The effective tax rates for 2026 and 2025 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges.
Balance sheet. Accounts payable increased by $309, or 39.8 percent, from December 31, 2025 to March 31, 2026, primarily due to seasonal increases in capital expenditures and business activities. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 6 to the condensed consolidated financial statements for further information on debt changes.

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
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $25 under the $5.0 billion program through March 31, 2026. We intend to complete $1.5 billion of total repurchases in 2026, comprised of $1.15 billion of repurchases under the $5.0 billion program and the $350 of repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 year-to-date through March 31, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026). Since 2012, we have repurchased a total of $9.773 billion (inclusive of excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of ten programs that have ended, including the program that was completed in the first quarter of 2026, and the current program).
During the three months ended March 31, 2026 and 2025, we paid dividends totaling $125 ($1.97 per share) and $118 ($1.79 per share), respectively. On April 22, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on May 27, 2026 to stockholders of record on May 13, 2026.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of March 31, 2026, we had cash and cash equivalents of $156. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the three months ended March 31, 2026:

ABL facility:
Borrowing capacity, net of letters of credit	$3,221
Outstanding debt, net of debt issuance costs	1,246
Interest rate at March 31, 2026	4.7%
Average month-end principal amount of debt outstanding	1,367
Weighted-average interest rate on average debt outstanding	4.7%
Maximum month-end principal amount of debt outstanding	1,430
Accounts receivable securitization facility (1):
Borrowing capacity	—
Outstanding debt, net of debt issuance costs	1,500
Interest rate at March 31, 2026	4.6%
Average month-end principal amount of debt outstanding	1,500
Weighted-average interest rate on average debt outstanding	4.7%
Maximum month-end principal amount of debt outstanding	1,500
 ___________________
(1)The accounts receivable securitization facility expires on June 24, 2026 and may be extended on a 364-day basis by mutual agreement with the purchasers under the facility.

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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 20, 2026 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of March 31, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of March 31, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the three months ended March 31, 2026, we (i) generated cash from operating activities of $1.514 billion and (ii) generated cash from the sale of rental and non-rental equipment of $363. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $833, (ii) purchase other companies for $396, (iii) make debt payments, net of proceeds, of $394, (iv) purchase shares of our common stock for $421 and (v) pay dividends of $125. During the three months ended March 31, 2025, we (i) generated cash from operating activities of $1.425 billion, including $52 associated with the H&E merger termination benefit discussed above, and (ii) generated cash from the sale of rental and non-rental equipment of $391. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $745, (ii) make debt payments, net of proceeds, of $538, (iii) purchase shares of our common stock for $289 and (iv) pay dividends of $118.
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

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$1,514	$1,425
Payments for purchases of rental equipment	(767)	(661)
Payments for purchases of non-rental equipment and intangible assets	(66)	(84)
Proceeds from sales of rental equipment	350	377
Proceeds from sales of non-rental equipment	13	14
Insurance proceeds from damaged equipment	10	11
Free cash flow	$1,054	$1,082
Free cash flow for the three months ended March 31, 2026 did not change significantly year-over-year, as the impact of increased net cash provided by operating activities was offset by higher net payments for rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment). Net cash provided by operating activities and free cash flow for the three months ended March 31, 2025 both included the $52 H&E merger termination benefit discussed above.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of March 31, 2026, the indebtedness, net of debt issuance costs, of our non-guarantors was comprised of (i) $1.500 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $145 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $13 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of March 31, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

March 31, 2026
Current receivable from non-guarantor subsidiaries	$4
Other current assets	497
Total current assets	501
Long-term assets	24,021
Total assets	24,522
Current liabilities	2,362
Long-term liabilities	16,288
Total liabilities	18,650
Three Months Ended March 31, 2026
Total revenues	$3,623
Gross profit	1,349
Net income	463

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of March 31, 2026, we had an aggregate of $3.7 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of March 31, 2026 under these facilities. As of March 31, 2026, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $28 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2026, we had an aggregate of $10.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of March 31, 2026 would increase the fair value of our fixed rate indebtedness by approximately 3 percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the three months ended March 31, 2026, our foreign subsidiaries accounted for $361, or 9 percent, of our total revenue of $3.985 billion, and $35, or 5 percent, of our total pretax income of $701. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2025 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider the risk factors in our 2025 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2026 to January 31, 2026	155,428	(1)	$896.70	136,474
February 1, 2026 to February 28, 2026	154,142	(1)	$840.90	153,994
March 1, 2026 to March 31, 2026	189,387	(1)	$798.52	156,330
Total	498,957		$842.19	446,798	$4,975,000,987
_________________
(1)In January 2026, February 2026 and March 2026, 18,954, 148 and 33,057 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.
(2)On April 23, 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026, and accounts for most of the repurchases above. On January 28, 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that does not have an established expiration date. This program commenced in the first quarter of 2026, after completion of the $2.0 billion program discussed above. We intend to complete $1.5 billion of total repurchases in 2026, comprised of $1.15 billion of repurchases under the $5.0 billion program and the $350 million of repurchases made to complete the $2.0 billion program. The maximum dollar amount that may yet be purchased in the table above reflects the remaining authorization as of March 31, 2026 under the current $5.0 billion share repurchase program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $2 million year-to-date through March 31, 2026 (the total excise tax amount relates to both programs discussed above).

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
Amendment No. 1 to Fifth Amended and Restated U.S. Security Agreement, dated as of March 3, 2026, to that Fifth Amended and Restated U.S. Security Agreement, dated as of July 10, 2025, among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the United Rentals, Inc. and United Rentals (North America), Inc. Report on Form 10-K for the fiscal year ended December 31, 2025)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 22, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 22, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer