Form 10-Q
period 2026-06-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2026-07-22
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of July 20, 2026, there were 62,242,489 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
•our significant indebtedness, which totaled $14.2 billion at June 30, 2026 and requires a significant amount of cash for debt service, can constrain our flexibility in responding to unanticipated or adverse business conditions;
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
•incurrence of impairment charges;
•fluctuations in the price of our common stock and inability to complete share repurchases or pay dividends in the time frames and/or on the terms anticipated;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$112	$459
Accounts receivable, net	2,797	2,510
Inventory	294	240
Prepaid expenses and other assets	390	399
Total current assets	3,593	3,608
Rental equipment, net	17,350	16,069
Property and equipment, net	1,134	1,134
Goodwill	7,201	7,119
Other intangible assets, net	561	477
Operating lease right-of-use assets	1,412	1,395
Other long-term assets	63	64
Total assets	$31,314	$29,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,541	$1,577
Accounts payable	1,610	776
Accrued expenses and other liabilities	1,552	1,466
Total current liabilities	4,703	3,819
Long-term debt	12,689	12,652
Deferred taxes	3,333	3,115
Operating lease liabilities	1,155	1,124
Other long-term liabilities	210	188
Total liabilities	22,090	20,898
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,441,696 and 62,337,831 shares issued and outstanding, respectively, at June 30, 2026 and 115,354,590 and 63,095,970 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	2,803	2,769
Retained earnings	16,879	15,843
Treasury stock at cost—53,103,865 and 52,258,620 shares at June 30, 2026 and December 31, 2025, respectively	(10,152)	(9,396)
Accumulated other comprehensive loss	(307)	(249)
Total stockholders’ equity	9,224	8,968
Total liabilities and stockholders’ equity	$31,314	$29,866
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Equipment rentals	$3,849	$3,415	$7,268	$6,560
Sales of rental equipment	330	317	680	694
Sales of new equipment	86	75	170	145
Contractor supplies sales	44	41	84	77
Service and other revenues	101	95	193	186
Total revenues	4,410	3,943	8,395	7,662
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,644	1,443	3,136	2,821
Depreciation of rental equipment	704	651	1,385	1,288
Cost of rental equipment sales	176	171	366	381
Cost of new equipment sales	68	61	138	117
Cost of contractor supplies sales	30	28	58	54
Cost of service and other revenues	56	56	111	112
Total cost of revenues	2,678	2,410	5,194	4,773
Gross profit	1,732	1,533	3,201	2,889
Selling, general and administrative expenses	472	422	913	859
Restructuring charge	6	—	51	1
Non-rental depreciation and amortization	116	108	230	222
Operating income	1,138	1,003	2,007	1,807
Interest expense, net	178	171	354	355
Other income, net	(47)	(7)	(55)	(75)
Income before provision for income taxes	1,007	839	1,708	1,527
Provision for income taxes	254	217	424	387
Net income	$753	$622	$1,284	$1,140
Basic earnings per share	$12.04	$9.59	$20.47	$17.51
Diluted earnings per share	$12.03	$9.59	$20.44	$17.48

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$753	$622	$1,284	$1,140
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31)	130	(58)	151
Fixed price diesel swaps	(4)	—	—	—
Other comprehensive (loss) income (1)	(35)	130	(58)	151
Comprehensive income	$718	$752	$1,226	$1,291
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2026 or 2025. We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of 2020. In 2021, we remitted the cumulative amount of identified cash in our foreign operations in excess of near-term working capital needs. In the fourth quarter of 2025, in connection with a restructuring of our international holdings, we identified $324 of distributable historical foreign earnings that we determined should no longer be considered indefinitely reinvested, and such amount was remitted in 2026. The taxes associated with the repatriation were immaterial. We continue to expect that our undistributed historical foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. There were no material taxes associated with other comprehensive income (loss) during 2026 or 2025.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended June 30, 2026
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at March 31, 2026	63	$1	$2,762	$16,250	53	$(9,773)	$(272)
Net income				753
Dividends declared (4)				(124)
Foreign currency translation adjustments							(31)
Fixed price diesel swaps							(4)
Stock compensation expense, net	—		43
Tax withholding for share-based compensation	—		(2)
Repurchase of common stock	—				—	(379)
Balance at June 30, 2026	62	$1	$2,803	$16,879	53	$(10,152)	$(307)

	Three Months Ended June 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at March 31, 2025	65	$1	$2,688	$14,214	50	$(7,730)	$(384)
Net income				622
Dividends declared (4)				(118)
Foreign currency translation adjustments							130
Stock compensation expense, net	—		34
Tax withholding for share-based compensation	—		(1)
Repurchase of common stock	(1)				1	(421)
Balance at June 30, 2025	64	$1	$2,721	$14,718	51	$(8,151)	$(254)

	Six Months Ended June 30, 2026
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2025	63	$1	$2,769	$15,843	52	$(9,396)	$(249)
Net income				1,284
Dividends declared (4)				(248)
Foreign currency translation adjustments							(58)
Stock compensation expense, net (5)	—		82
Tax withholding for share-based compensation	—		(48)
Repurchase of common stock	(1)				1	(756)
Balance at June 30, 2026	62	$1	$2,803	$16,879	53	$(10,152)	$(307)

	Six Months Ended June 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				1,140
Dividends declared (4)				(235)
Foreign currency translation adjustments							151
Stock compensation expense, net	—		70
Tax withholding for share-based compensation	—		(40)
Repurchase of common stock	(1)				1	(673)
Balance at June 30, 2025	64	$1	$2,721	$14,718	51	$(8,151)	$(254)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2025.
(2)Amounts may not foot due to rounding.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(4)We declared dividends of $1.97 and $1.79 per share during the three months ended June 30, 2026 and 2025, respectively, and $3.94 and $3.58 per share during the six months ended June 30, 2026 and 2025, respectively.
(5)Includes net stock compensation expense as reported as a separate component in our condensed consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our condensed consolidated statements of cash flows.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,284	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,615	1,510
Amortization of deferred financing costs and original issue discounts	8	8
Gain on sales of rental equipment	(314)	(313)
Gain on sales of non-rental equipment	(7)	(10)
Gain on sale of business (1)	(49)	—
Insurance proceeds from damaged equipment	(23)	(23)
Stock compensation expense, net	79	70
Restructuring charge	51	1
Debt related activity (2)	—	13
Increase (decrease) in deferred taxes	220	(38)
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(272)	5
Increase in inventory	(54)	(41)
Decrease (increase) in prepaid expenses and other assets	30	(114)
Increase in accounts payable	623	529
Increase in accrued expenses and other liabilities	114	16
Net cash provided by operating activities	3,305	2,753
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(2,720)	(2,121)
Payments for purchases of non-rental equipment and intangible assets	(165)	(182)
Proceeds from sales of rental equipment	680	694
Proceeds from sales of non-rental equipment	26	31
Insurance proceeds from damaged equipment	23	23
Purchases of other companies, net of cash acquired	(400)	(16)
Proceeds from sale of business (1)	82	—
Purchases of investments	—	(1)
Proceeds from sales of investments	3	—
Net cash used in investing activities	(2,471)	(1,572)
Cash Flows From Financing Activities:
Proceeds from debt	4,503	4,829
Payments of debt	(4,594)	(4,952)
Payment of contingent consideration	(18)	(23)
Common stock repurchased, including tax withholdings for share-based compensation	(816)	(720)
Payments of financing and other debt related costs (2)	(1)	(14)
Dividends paid	(248)	(235)
Net cash used in financing activities	(1,174)	(1,115)
Effect of foreign exchange rates	(7)	25
Net (decrease) increase in cash and cash equivalents	(347)	91
Cash and cash equivalents at beginning of period	459	457
Cash and cash equivalents at end of period	$112	$548
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$158	$540
Cash paid for interest	342	339

(1)See note 3 to the condensed consolidated financial statements for a discussion of the gain recognized upon sale of part of our scaffolding business.
(2)The amounts for the six months ended June 30, 2025 primarily reflect bridge financing fees associated with the terminated acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) discussed below.
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
New Accounting Pronouncements
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended June 30,
		2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$2,991	$—	$2,991	$2,745	$—	$2,745
Re-rent revenue	88	—	88	60	—	60
Ancillary and other rental revenues:
Delivery and pick-up	—	341	341	—	294	294
Other	337	92	429	266	50	316
Total ancillary and other rental revenues	337	433	770	266	344	610
Total equipment rentals	3,416	433	3,849	3,071	344	3,415
Sales of rental equipment	—	330	330	—	317	317
Sales of new equipment	—	86	86	—	75	75
Contractor supplies sales	—	44	44	—	41	41
Service and other revenues	—	101	101	—	95	95
Total revenues	$3,416	$994	$4,410	$3,071	$872	$3,943

	Six Months Ended June 30,
		2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$5,676	$—	$5,676	$5,267	$—	$5,267
Re-rent revenue	166	—	166	123	—	123
Ancillary and other rental revenues:
Delivery and pick-up	—	615	615	—	546	546
Other	630	181	811	507	117	624
Total ancillary and other rental revenues	630	796	1,426	507	663	1,170
Total equipment rentals	6,472	796	7,268	5,897	663	6,560
Sales of rental equipment	—	680	680	—	694	694
Sales of new equipment	—	170	170	—	145	145
Contractor supplies sales	—	84	84	—	77	77
Service and other revenues	—	193	193	—	186	186
Total revenues	$6,472	$1,923	$8,395	$5,897	$1,765	$7,662
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of operations. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the six months ended June 30, 2026, 66 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 68 percent of total revenues for the six months ended June 30, 2026) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $227 and $175 as of June 30, 2026 and December 31, 2025, respectively.
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
Receivables and contract assets and liabilities

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2026). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the six months ended June 30, 2026 and for each of the last three full years. Our customer with the largest receivable balance represented approximately two percent of total receivables at June 30, 2026 and December 31, 2025. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the six months ended June 30, 2026, and these revenues account for corresponding portions of the $2.797 billion of net accounts receivable and the associated allowance for credit losses of $175 as of June 30, 2026).
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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning balance	$180	$181	$180	$186
Charged to costs and expenses (1)	4	3	9	6
Charged to revenue (2)	12	14	23	28
Deductions and other (3)	(21)	(15)	(37)	(37)
Ending balance	$175	$183	$175	$183
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. We did not recognize material revenue during the three or six months ended June 30, 2026 or 2025 that was included in the contract liability balance as of the beginning of such periods.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and six months ended June 30, 2026 and 2025 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2026.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$2,418	$1,431	$3,849	$2,268	$1,147	$3,415
Sales of rental equipment	284	46	330	272	45	317
Sales of new equipment	39	47	86	49	26	75
Contractor supplies sales	25	19	44	22	19	41
Service and other revenues	89	12	101	87	8	95
Total revenue (1)	2,855	1,555	4,410	2,698	1,245	3,943
Equipment rentals gross profit (see calculation below)	865	636	1,501	796	525	1,321
Equipment rentals gross margin	35.8%	44.4%	39.0%	35.1%	45.8%	38.7%
Calculation of equipment rentals gross profit:
Equipment rentals	2,418	1,431	3,849	2,268	1,147	3,415
Less:
Depreciation of rental equipment	(513)	(191)	(704)	(497)	(154)	(651)
Significant/all other rental expenses (2):
Labor and benefits (3)	(437)	(146)	(583)	(415)	(128)	(543)
Repairs and maintenance	(219)	(68)	(287)	(209)	(59)	(268)
Delivery	(132)	(144)	(276)	(128)	(119)	(247)
All other rental expenses (2)	(252)	(246)	(498)	(223)	(162)	(385)
Equipment rentals gross profit	865	636	1,501	796	525	1,321
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			231			212
Selling, general and administrative expenses			(472)			(422)
Restructuring charge (4)			(6)			—
Non-rental depreciation and amortization			(116)			(108)
Interest expense, net			(178)			(171)
Other income, net (5)			47			7
Income before provision for income taxes			$1,007			$839

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$4,647	$2,621	$7,268	$4,367	$2,193	$6,560
Sales of rental equipment	585	95	680	602	92	694
Sales of new equipment	87	83	170	92	53	145
Contractor supplies sales	46	38	84	42	35	77
Service and other revenues	173	20	193	168	18	186
Total revenue (1)	5,538	2,857	8,395	5,271	2,391	7,662
Equipment rentals gross profit (see calculation below)	1,618	1,129	2,747	1,475	976	2,451
Equipment rentals gross margin	34.8%	43.1%	37.8%	33.8%	44.5%	37.4%
Capital expenditures (6)	2,279	817	3,096	1,822	634	2,456
Calculation of equipment rentals gross profit:
Equipment rentals	4,647	2,621	7,268	4,367	2,193	6,560
Less:
Depreciation of rental equipment	(1,020)	(365)	(1,385)	(985)	(303)	(1,288)
Significant/all other rental expenses (2):
Labor and benefits (3)	(855)	(283)	(1,138)	(821)	(248)	(1,069)
Repairs and maintenance	(422)	(126)	(548)	(402)	(112)	(514)
Delivery	(244)	(257)	(501)	(243)	(215)	(458)
All other rental expenses (2)	(488)	(461)	(949)	(441)	(339)	(780)
Equipment rentals gross profit	1,618	1,129	2,747	1,475	976	2,451
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			454			438
Selling, general and administrative expenses			(913)			(859)
Restructuring charge (4)			(51)			(1)
Non-rental depreciation and amortization			(230)			(222)
Interest expense, net			(354)			(355)
Other income, net (5)			55			75
Income before provision for income taxes			$1,708			$1,527
	June 30, 2026			December 31, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets	$22,280	$9,034	$31,314	$21,787	$8,079	$29,866
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
(5)The three and six months ended June 30, 2026 include a gain of $49 associated with the sale of part of our scaffolding business, and this gain was primarily recognized in other income, net. In January 2025, we announced that we had signed a merger agreement to acquire H&E. In February 2025, the merger agreement was terminated. Other income, net for the six months ended June 30, 2025 includes a break-up fee of $64 that we received following the termination of the H&E merger agreement.
(6)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable included $328 and $117 as of June 30, 2026 and December 31, 2025, respectively, and $230 and $77 as of June 30, 2025 and December 31, 2024, respectively, of amounts due but unpaid for purchases of rental equipment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $435.
Closed Restructuring Programs
Our closed restructuring programs were generally initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of June 30, 2026, the total liability associated with the closed restructuring programs was $12.
2026 Cost Savings Restructuring Program
In the fourth quarter of 2025, we initiated a restructuring program (the “2026 Cost Savings Restructuring Program”) associated with the consolidation of certain common functions and certain other cost reduction measures. We first incurred costs associated with this program in 2026 and expect to recognize between $55 and $65 of total costs (inclusive of the $50 recognized through June 30, 2026 as reflected in the table below), primarily comprised of severance and branch closure costs, under the program, which is expected to be completed in 2026.
The table below provides certain information concerning restructuring activity under the 2026 Cost Savings Restructuring Program during the six months ended June 30, 2026:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges (2)	$—	$34	$(11)	$23
Severance and other	—	16	(13)	3
Total	$—	$50	$(24)	$26
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our closed restructuring programs). The restructuring charges are not allocated to our segments. A s we first incurred costs under the 2026 Cost Savings Restructuring Program in 2026, the amounts above reflect the cumulative charges recognized through June 30, 2026.
(2)    Branch closure charges primarily reflect impairments of right-of-use assets associated with real estate leased under operating leases.

5. Fair Value Measurements
As of June 30, 2026 and December 31, 2025, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of June 30, 2026 and December 31, 2025. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of June 30, 2026 and December 31, 2025 have been calculated based upon available market information, and were as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$9,823	$9,754	$9,819	$9,863
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	June 30, 2026	December 31, 2025
Accounts receivable securitization facility expiring 2027 (1) (2)	$1,414	$1,459
$4.5 billion ABL facility expiring 2030 (1)	1,666	1,645
Term loan facility expiring 2031 (1)	971	975
3 7/8 percent Senior Secured Notes due 2027	748	748
4 7/8 percent Senior Notes due 2028 (3)	1,670	1,669
6 percent Senior Secured Notes due 2029	1,493	1,492
5 1/4 percent Senior Notes due 2030	747	747
4 percent Senior Notes due 2030	746	746
3 7/8 percent Senior Notes due 2031	1,094	1,094
3 3/4 percent Senior Notes due 2032	746	746
5 3/8 percent Senior Notes due 2033	1,487	1,486
6 1/8 percent Senior Notes due 2034	1,092	1,091
Finance leases	356	331
Total debt	14,230	14,229
Less short-term portion (4)	(1,541)	(1,577)
Total long-term debt	$12,689	$12,652
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the six months ended June 30, 2026. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,802	$85	$—
Letters of credit	21
Interest rate at June 30, 2026	4.7%	4.6%	5.1%
Average month-end principal amount of debt outstanding	1,391	1,480	980
Weighted-average interest rate on average debt outstanding	4.7%	4.6%	5.2%
Maximum month-end principal amount of debt outstanding	1,677	1,500	983
(2)In June 2026, the accounts receivable securitization facility was amended, primarily to extend the maturity date to June 18, 2027. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of June 30, 2026, there were $1.779 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of June 30, 2026, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.666 billion and one with a book value of $4.
(4)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of June 30, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$753	$622	1,284	1,140
Denominator:
Denominator for basic earnings per share—weighted-average common shares	62,554	64,895	62,740	65,114
Effect of dilutive securities:
Employee stock options	1	1	1	1
Restricted stock units	75	51	86	95
Denominator for diluted earnings per share—adjusted weighted-average common shares	62,630	64,947	62,827	65,210
Basic earnings per share	$12.04	$9.59	$20.47	$17.51
Diluted earnings per share	$12.03	$9.59	$20.44	$17.48

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. Our operations can also be impacted by geopolitical risks, including risks related to international conflicts. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Although interest rates have stabilized more recently, interest rates on our debt instruments have increased in recent years (the weighted average interest rates on our variable debt instruments were 1.4 percent in 2021, 6.3 percent in 2024, 5.4 percent in 2025 and 4.8 percent for the six months ended June 30, 2026). Interest rates on our indebtedness that bears interest at fixed rates have similarly fluctuated in recent years (for example, in December 2025, United Rentals (North America), Inc. (“URNA”) issued $1.5 billion principal amount of senior unsecured notes at a 5 3/8 percent interest rate, while URNA's issuance in August 2021 of $750 principal amount of senior unsecured notes was at a 3 3/4 percent interest rate). We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs, interest rate fluctuations and international conflicts may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,774 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $23.8 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 87 percent of total revenues for the six months ended June 30, 2026.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. As of June 30, 2026, we had available liquidity of $2.999 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and share repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $400 under the $5.0 billion program through June 30, 2026. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 of share repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $6 year-to-date through June 30, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026).
During the six months ended June 30, 2026 and 2025, we paid dividends of $248 ($3.94 per share) and $235 ($3.58 per share), respectively. On July 22, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on August 26, 2026 to stockholders of record on August 12, 2026.
Gain on Sale of Business. The three and six months ended June 30, 2026 include a gain of $49 associated with the sale of part of our scaffolding business. The impact of the gain was an after-tax benefit of $37, or $0.58 per diluted share, to net income and a $49 benefit to adjusted EBITDA (as defined below).
Merger Termination Benefit. In January 2025, we announced that we had signed a merger agreement to acquire H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). In February 2025, following the termination of that merger agreement, we received a break-up fee of $64. Our results for the six months ended June 30, 2025 include a net $39 merger termination benefit, which reflects this break-up fee, net of related transaction costs. The net merger termination benefit was comprised of $12 of professional fees recorded in selling, general and administrative ("SG&A") expenses, $13 of bridge financing fees recorded in interest expense, net, and the break-up fee of $64 recorded in other income, net. For the six months ended June 30, 2025, the impact of the merger termination was a $29 after-tax benefit, or $0.45 per diluted share, to net income and a $52 benefit to adjusted EBITDA (as defined below), cash flow from operating activities and free cash flow (as defined below).
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$753	$622	$1,284	$1,140
Diluted earnings per share	$12.03	$9.59	$20.44	$17.48
Net income and diluted earnings per share for the three and six months ended June 30, 2026 include the impact of the gain associated with the sale of part of our scaffolding business that is discussed above. The impact of the gain on sale of business for the three and six months ended June 30, 2026 was a net after-tax benefit of $37, or $0.58 per diluted share. Net income and diluted earnings per share for the six months ended June 30, 2025 include the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the six months ended June 30, 2025 was a net after-tax benefit of $29, or $0.45 per diluted share. Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Tax rate applied to items below	25.1%		25.2%		25.1%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(24)	$(0.39)	$(31)	$(0.47)	$(51)	$(0.82)	$(65)	$(1.00)
Impact on depreciation related to acquired fleet and property and equipment (2)	(14)	(0.22)	(19)	(0.29)	(30)	(0.48)	(38)	(0.58)
Impact of the fair value mark-up of acquired fleet (3)	(2)	(0.03)	(6)	(0.08)	(6)	(0.10)	(14)	(0.21)
Restructuring charge (4)	(4)	(0.07)	—	(0.01)	(38)	(0.61)	(1)	(0.02)
Asset impairment charge (5)	(1)	(0.02)	(2)	(0.03)	(1)	(0.02)	(2)	(0.03)

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
Adjusted EBITDA for the three and six months ended June 30, 2026 includes the impact of the gain associated with the sale of part of our scaffolding business that is discussed above. The impact of the gain on sale of business for the three and six months ended June 30, 2026 was a net after-tax benefit of $37 to net income and a $49 benefit to adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2025 includes the impact of the H&E merger termination benefit discussed above.

The impact of the merger termination for the six months ended June 30, 2025 was a net after-tax benefit of $29 to net income and a $52 benefit to adjusted EBITDA and net cash provided by operating activities.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$753	$622	$1,284	$1,140
Provision for income taxes	254	217	424	387
Interest expense, net	178	171	354	355
Depreciation of rental equipment	704	651	1,385	1,288
Non-rental depreciation and amortization	116	108	230	222
EBITDA	$2,005	$1,769	$3,677	$3,392
Restructuring charge (1)	6	—	51	1
Stock compensation expense, net (2)	43	34	79	70
Impact of the fair value mark-up of acquired fleet (3)	2	7	8	18
Adjusted EBITDA	$2,056	$1,810	$3,815	$3,481
Net income margin	17.1%	15.8%	15.3%	14.9%
Adjusted EBITDA margin	46.6%	45.9%	45.4%	45.4%
The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$3,305	$2,753
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(8)	(8)
Gain on sales of rental equipment	314	313
Gain on sales of non-rental equipment	7	10
Gain on sale of business (4)	49	—
Insurance proceeds from damaged equipment	23	23
Restructuring charge (1)	(51)	(1)
Stock compensation expense, net (2)	(79)	(70)
Debt related activity (5)	—	(13)
Changes in assets and liabilities	(383)	(494)
Cash paid for interest	342	339
Cash paid for income taxes, net	158	540
EBITDA	$3,677	$3,392
Add back:
Restructuring charge (1)	51	1
Stock compensation expense, net (2)	79	70
Impact of the fair value mark-up of acquired fleet (3)	8	18
Adjusted EBITDA	$3,815	$3,481
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
(4)See above for a discussion of the gain recognized upon sale of part of our scaffolding business.
(5)The amount for the six months ended June 30, 2025 reflects bridge financing fees associated with the terminated H&E acquisition discussed above.
For the three months ended June 30, 2026, net income increased $131, or 21.1 percent, to $753, and net income margin increased 130 basis points to 17.1 percent, including the $37 after-tax gain on sale of business discussed above. Excluding the gain on sale of business, net income margin increased 40 basis points year-over-year, primarily due to increased gross margin from equipment rentals (reflecting increased margin for the general rentals segment, partially offset by decreased margin for the specialty segment, as explained further below (see “Results of Operations-Segment Equipment Rentals Gross Profit”)). See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the six months ended June 30, 2026, net income increased $144, or 12.6 percent, to $1.284 billion, and net income margin increased 40 basis points to 15.3 percent, including the impacts of the $37 after-tax gain on sale of business recognized in the six months ended June 30, 2026 and the net after-tax H&E merger termination benefit of $29 recognized in the six months ended June 30, 2025, both of which are discussed above. The 2026 gain on sale of business and the 2025 merger termination benefit had offsetting impacts on the net income margin variance, and net income margin for the six months ended June 30, 2026 excluding these items increased 40 basis points year-over-year, primarily reflecting 1) increased gross margin from equipment rentals and 2) reductions in selling, general and administrative ("SG&A") expenses and interest expense as a percentage of revenue, partially offset by 3) $51 of restructuring charges incurred in the six months ended June 30, 2026, primarily under the restructuring program that was initiated in the fourth quarter of 2025. The increased gross margin from equipment rentals reflected increased margin for the general rentals segment, partially offset by reduced margin for the specialty segment, as explained further below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). The restructuring charges are discussed in note 4 to the condensed consolidated financial statements. See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the three months ended June 30, 2026, adjusted EBITDA increased $246, or 13.6 percent, to $2.056 billion, and adjusted EBITDA margin increased 70 basis points to 46.6 percent, including the $49 gain on sale of business discussed above. Excluding the gain on sale of business, adjusted EBITDA margin decreased 40 basis points year-over-year, primarily reflecting decreased gross margin from equipment rentals in the specialty rentals segment, as discussed below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the six months ended June 30, 2026, adjusted EBITDA increased $334, or 9.6 percent, to $3.815 billion, and adjusted EBITDA margin was flat year-over-year at 45.4 percent, including the impacts of the $49 gain on sale of business recognized in the six months ended June 30, 2026 and the net H&E merger termination benefit of $52 recognized in the six months ended June 30, 2025, both of which are discussed above. The 2026 gain on sale of business and the 2025 merger termination benefit had offsetting impacts on the adjusted EBITDA margin variance, and adjusted EBITDA margin for the six months ended June 30, 2026 excluding these items increased 10 basis points year-over-year, primarily reflecting a slight reduction in SG&A expenses as a percentage of revenue offset by a slight decrease in gross margin from equipment rentals (excluding depreciation and stock compensation expense). See “Results of Operations" for further discussion of the significant items impacting our operating results.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Equipment rentals*	$3,849	$3,415	12.7%	$7,268	$6,560	10.8%
Sales of rental equipment	330	317	4.1%	680	694	(2.0)%
Sales of new equipment	86	75	14.7%	170	145	17.2%
Contractor supplies sales	44	41	7.3%	84	77	9.1%
Service and other revenues	101	95	6.3%	193	186	3.8%
Total revenues	$4,410	$3,943	11.8%	$8,395	$7,662	9.6%
*Equipment rentals variance components:
Year-over-year change in average OEC			7.1%			6.4%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			3.4%			2.9%
Contribution from ancillary and re-rent revenue (3)			3.7%			3.0%
Total change in equipment rentals			12.7%			10.8%
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
For the three months ended June 30, 2026, total revenues of $4.410 billion increased 11.8 percent compared with 2025. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended June 30, 2026). Equipment rentals increased $434, or 12.7 percent, primarily due to a 7.1 percent increase in average OEC and a 3.4 percent increase in fleet productivity. Sales of rental equipment did not change significantly year-over-year.
For the six months ended June 30, 2026, total revenues of $8.395 billion increased 9.6 percent compared with 2025. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the six months ended June 30, 2026). Equipment rentals increased $708, or 10.8 percent, primarily due to a 6.4 percent increase in average OEC and a 2.9 percent increase in fleet productivity. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended June 30, 2026, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2026
Equipment rentals	$2,418	$1,431	$3,849
Sales of rental equipment	284	46	330
Sales of new equipment	39	47	86
Contractor supplies sales	25	19	44
Service and other revenues	89	12	101
Total revenue	$2,855	$1,555	$4,410
Three Months Ended June 30, 2025
Equipment rentals	$2,268	$1,147	$3,415
Sales of rental equipment	272	45	317
Sales of new equipment	49	26	75
Contractor supplies sales	22	19	41
Service and other revenues	87	8	95
Total revenue	$2,698	$1,245	$3,943
Six Months Ended June 30, 2026
Equipment rentals	$4,647	$2,621	$7,268
Sales of rental equipment	585	95	680
Sales of new equipment	87	83	170
Contractor supplies sales	46	38	84
Service and other revenues	173	20	193
Total revenue	$5,538	$2,857	$8,395
Six Months Ended June 30, 2025
Equipment rentals	$4,367	$2,193	$6,560
Sales of rental equipment	602	92	694
Sales of new equipment	92	53	145
Contractor supplies sales	42	35	77
Service and other revenues	168	18	186
Total revenue	$5,271	$2,391	$7,662
Equipment rentals represented 87 percent of total revenues for the three months ended June 30, 2026. For the three months ended June 30, 2026, equipment rentals of $3.849 billion increased $434, or 12.7 percent, as compared to the same period in 2025, primarily due to a 7.1 percent increase in average OEC and a 3.4 percent increase in fleet productivity.
For the three months ended June 30, 2026, equipment rentals represented 85 percent of total revenues for the general rentals segment. For the three months ended June 30, 2026, general rentals equipment rentals increased $150, or 6.6 percent, as compared to the same period in 2025, primarily reflecting increased average OEC.
For the three months ended June 30, 2026, equipment rentals represented 92 percent of total revenues for the specialty segment. For the three months ended June 30, 2026, specialty equipment rentals increased $284, or 24.8 percent, as compared to the same period in 2025, primarily reflecting increased average OEC.
For the six months ended June 30, 2026, equipment rentals represented 87 percent of total revenues. For the six months ended June 30, 2026, equipment rentals of $7.268 billion increased $708, or 10.8 percent, as compared to the same period in 2025, primarily due to a 6.4 percent increase in average OEC and a 2.9 percent increase in fleet productivity.
For the six months ended June 30, 2026, equipment rentals represented 84 percent of total revenues for the general rentals segment. For the six months ended June 30, 2026, general rentals equipment rentals increased $280, or 6.4 percent, as compared to the same period in 2025, primarily reflecting increased average OEC.

For the six months ended June 30, 2026, equipment rentals represented 92 percent of total revenues for the specialty segment. For the six months ended June 30, 2026, specialty equipment rentals increased $428, or 19.5 percent, as compared to the same period in 2025, primarily reflecting increased average OEC.
Sales of rental equipment. For the six months ended June 30, 2026, sales of rental equipment represented approximately 8 percent of our total revenues. For the three and six months ended June 30, 2026, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the six months ended June 30, 2026, sales of new equipment represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2026, sales of new equipment increased 14.7 percent and 17.2 percent year-over-year, respectively, primarily due to normal variability.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2026, contractor supplies sales represented approximately 1 percent of our total revenues. Contractor supplies sales for the three and six months ended June 30, 2026 did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the six months ended June 30, 2026, service and other revenues represented approximately 2 percent of our total revenues. For the three and six months ended June 30, 2026, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
See note 3 to our condensed consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended June 30, 2026
Equipment Rentals Gross Profit	$865	$636	$1,501
Equipment Rentals Gross Margin	35.8%	44.4%	39.0%
Three Months Ended June 30, 2025
Equipment Rentals Gross Profit	$796	$525	$1,321
Equipment Rentals Gross Margin	35.1%	45.8%	38.7%
Six Months Ended June 30, 2026
Equipment Rentals Gross Profit	$1,618	$1,129	$2,747
Equipment Rentals Gross Margin	34.8%	43.1%	37.8%
Six Months Ended June 30, 2025
Equipment Rentals Gross Profit	$1,475	$976	$2,451
Equipment Rentals Gross Margin	33.8%	44.5%	37.4%
General rentals. For the three months ended June 30, 2026, equipment rentals gross profit increased by $69, and equipment rentals gross margin increased by 70 basis points, year-over-year. Gross margin increased primarily due to a reduction in depreciation as a percentage of revenue.
For the six months ended June 30, 2026, equipment rentals gross profit increased by $143, and equipment rentals gross margin increased by 100 basis points, year-over-year. Gross margin increased primarily due to better cost performance and fixed cost absorption on higher revenue, as reflected in reductions in depreciation and labor and benefits expenses as a percentage of revenue.
Specialty. For the three months ended June 30, 2026, equipment rentals gross profit increased by $111, and equipment rentals gross margin decreased by 140 basis points, year-over-year. Gross margin decreased primarily due to changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, partially offset by a reduction in labor and benefits expenses as a percentage of revenue.
For the six months ended June 30, 2026, equipment rentals gross profit increased by $153, and equipment rentals gross margin decreased by 140 basis points, year-over-year. Gross margin decreased primarily due to changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, partially offset by a reduction in labor and benefits expenses as a percentage of revenue.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Total gross margin	39.3%	38.9%	40 bps	38.1%	37.7%	40 bps
Equipment rentals	39.0%	38.7%	30 bps	37.8%	37.4%	40 bps
Sales of rental equipment	46.7%	46.1%	60 bps	46.2%	45.1%	110 bps
Sales of new equipment	20.9%	18.7%	220 bps	18.8%	19.3%	(50) bps
Contractor supplies sales	31.8%	31.7%	10 bps	31.0%	29.9%	110 bps
Service and other revenues	44.6%	41.1%	350 bps	42.5%	39.8%	270 bps
For the three months ended June 30, 2026, total gross margin increased 40 basis points from 2025. Equipment rentals gross margin increased 30 basis points from 2025, reflecting increased margin for the general rentals segment, partially offset by reduced margin for the specialty segment, as discussed above. Gross margin from sales of rental equipment did not change significantly year-over-year. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended June 30, 2026).
For the six months ended June 30, 2026, total gross margin increased 40 basis points from 2025. Equipment rentals gross margin increased 40 basis points from 2025, reflecting increased margin for the general rentals segment, partially offset by reduced margin for the specialty segment, as discussed above. Gross margin from sales of rental equipment did not change significantly year-over-year. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues generally reflect normal variability, and such revenue types did not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the six months ended June 30, 2026).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative ("SG&A") expense	$472	$422	11.8%	$913	$859	6.3%
SG&A expense as a percentage of revenue	10.7%	10.7%	— bps	10.9%	11.2%	(30) bps
Restructuring charge	6	—	—%	51	1	5,000.0%
Non-rental depreciation and amortization	116	108	7.4%	230	222	3.6%
Interest expense, net	178	171	4.1%	354	355	(0.3)%
Other income, net	(47)	(7)	571.4%	(55)	(75)	(26.7)%
Provision for income taxes	254	217	17.1%	424	387	9.6%
Effective tax rate	25.2%	25.9%	(70) bps	24.8%	25.3%	(50) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense for the six months ended June 30, 2025 included $12 of professional fees associated with the terminated H&E acquisition discussed above. Excluding the impact of the 2025 costs associated with the terminated H&E acquisition, SG&A expense for the six months ended June 30, 2026 decreased year-over-year as a percentage of revenue primarily due to better fixed cost absorption on higher revenue.
The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The amounts above primarily reflect charges associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs). Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $435.
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
Interest expense, net for the three and six months ended June 30, 2026 did not change significantly year-over-year, as the impact of decreased variable debt interest rates was offset by increased average debt. The weighted average interest rates on our variable debt instruments were 4.8 percent for the three and six months ended June 30, 2026, and 5.6 percent for the three and six months ended June 30, 2025. Interest expense, net for the six months ended June 30, 2025 included $13 of bridge financing fees associated with the terminated H&E acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Our results for the three and six months ended June 30, 2026 include the gain of $49 associated with the sale of part of our scaffolding business that is discussed above, and this gain was primarily recognized in other income, net. Other income, net for the six months ended June 30, 2025 included $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
The effective tax rates for 2026 and 2025 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges.
Balance sheet. Accounts receivable, net increased by $287, or 11.4 percent, from December 31, 2025 to June 30, 2026, primarily due to increased revenue. Accounts payable increased by $834, or 107.5 percent, from December 31, 2025 to June 30, 2026, primarily due to seasonal increases in capital expenditures and business activities. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 6 to the condensed consolidated financial statements for further information on debt changes.

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
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and share repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $400 under the $5.0 billion program through June 30, 2026. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 of share repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $6 year-to-date through June 30, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026). Since 2012, we have repurchased a total of $10.152 billion (inclusive of excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of ten programs that have ended, including the program that was completed in the first quarter of 2026, and the current program).
During the six months ended June 30, 2026 and 2025, we paid dividends totaling $248 ($3.94 per share) and $235 ($3.58 per share), respectively. On July 22, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on August 26, 2026 to stockholders of record on August 12, 2026.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of June 30, 2026, we had cash and cash equivalents of $112. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the six months ended June 30, 2026:

ABL facility:
Borrowing capacity, net of letters of credit	$2,802
Outstanding debt, net of debt issuance costs (1)	1,666
Interest rate at June 30, 2026	4.7%
Average month-end principal amount of debt outstanding (1)	1,391
Weighted-average interest rate on average debt outstanding	4.7%
Maximum month-end principal amount of debt outstanding (1)	1,677
Accounts receivable securitization facility:
Borrowing capacity	85
Outstanding debt, net of debt issuance costs	1,414
Interest rate at June 30, 2026	4.6%
Average month-end principal amount of debt outstanding	1,480
Weighted-average interest rate on average debt outstanding	4.6%
Maximum month-end principal amount of debt outstanding	1,500
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 20, 2026 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Positive
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of June 30, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of June 30, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the six months ended June 30, 2026, we (i) generated cash from operating activities of $3.305 billion, (ii) generated cash from the sale of rental and non-rental equipment of $706 and (iii) received proceeds from the sale of part of our scaffolding business of $82. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $2.885 billion, (ii) purchase other companies for $400, (iii) make debt payments, net of proceeds, of $91, (iv) purchase shares of our common stock for $816 and (v) pay dividends of $248. Cash paid for income taxes, net decreased from $540 for the six months ended June 30, 2025 to $158 for the six months ended June 30, 2026, primarily due to the impact of federal tax legislation that was enacted in July 2025 (such tax legislation did not materially impact our effective tax rate). During the six months ended June 30, 2025, we (i) generated cash from operating activities of $2.753 billion, including $52 associated with the H&E merger termination benefit discussed above, and (ii) generated cash from the sale of rental and non-rental equipment of $725. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $2.303 billion, (ii) make debt payments, net of proceeds, of $123, (iii) purchase shares of our common stock for $720 and (iv) pay dividends of $235.
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

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$3,305	$2,753
Payments for purchases of rental equipment	(2,720)	(2,121)
Payments for purchases of non-rental equipment and intangible assets	(165)	(182)
Proceeds from sales of rental equipment	680	694
Proceeds from sales of non-rental equipment	26	31
Insurance proceeds from damaged equipment	23	23
Free cash flow	$1,149	$1,198
Free cash flow for the six months ended June 30, 2026 did not change significantly year-over-year, as the impact of higher net payments for rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment) was offset by increased net cash provided by operating activities. Net cash provided by operating activities and free cash flow for the six months ended June 30, 2025 both included the $52 H&E merger termination benefit discussed above.
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of June 30, 2026, the indebtedness, net of debt issuance costs, of our non-guarantors was comprised of (i) $1.414 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $147 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $15 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of June 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

June 30, 2026
Current receivable from non-guarantor subsidiaries	$3
Other current assets	613
Total current assets	616
Long-term assets	25,121
Total assets	25,737
Current liabilities	2,977
Long-term liabilities	16,865
Total liabilities	19,842
Six Months Ended June 30, 2026
Total revenues	$7,645
Gross profit	2,952
Net income	1,136

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of June 30, 2026, we had an aggregate of $4.1 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of June 30, 2026 under these facilities. As of June 30, 2026, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $30 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2026, we had an aggregate of $10.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of June 30, 2026 would increase the fair value of our fixed rate indebtedness by approximately 3 percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the six months ended June 30, 2026, our foreign subsidiaries accounted for $749, or 9 percent, of our total revenue of $8.395 billion, and $78, or 5 percent, of our total pretax income of $1.708 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2026 to April 30, 2026	126,425	(1)	$809.15	125,022
May 1, 2026 to May 31, 2026	151,233	(1)	$946.89	151,016
June 1, 2026 to June 30, 2026	122,638	(1)	$1,068.27	122,417
Total	400,296		$940.57	398,455	$4,600,001,458
_________________
(1)In April 2026, May 2026 and June 2026, 1,403, 217 and 221 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any share repurchase plan or program.
(2)On January 28, 2026, our Board of Directors authorized a $5.0 billion share repurchase program that does not have an established expiration date. This program commenced in the first quarter of 2026, after completion of our prior $2.0 billion share repurchase program. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 million of share repurchases made to complete the prior $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $6 million year-to-date through June 30, 2026 (the total excise tax amount relates to both programs discussed above).

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
Amendment No. 18 to Third Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2026, by and among United Rentals (North America), Inc., United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Gotham Funding Corporation, GTA Funding LLC, Reliant Trust, The Bank of Nova Scotia, PNC Bank, National Association, Truist Bank, National Association, MUFG Bank, Ltd., The Toronto-Dominion Bank and Regions Bank (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 18, 2026)

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

UNITED RENTALS, INC.

Dated:	July 22, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 22, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer