Form 10-Q
period 2026-09-30
UNITED RENTALS, INC.; UNITED RENTALS NORTH AMERICA INC
filed 2026-10-21
CIK 1067701, 1047166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒   No
As of October 19, 2026, there were 61,916,588 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
•our significant indebtedness, which totaled $14.7 billion at September 30, 2026 and requires a significant amount of cash for debt service, can constrain our flexibility in responding to unanticipated or adverse business conditions;
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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$153	$459
Accounts receivable, net	3,096	2,510
Inventory	313	240
Prepaid expenses and other assets	423	399
Total current assets	3,985	3,608
Rental equipment, net	18,363	16,069
Property and equipment, net	1,154	1,134
Goodwill	7,261	7,119
Other intangible assets, net	507	477
Operating lease right-of-use assets	1,454	1,395
Other long-term assets	61	64
Total assets	$32,785	$29,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$1,607	$1,577
Accounts payable	1,686	776
Accrued expenses and other liabilities	1,713	1,466
Total current liabilities	5,006	3,819
Long-term debt	13,064	12,652
Deferred taxes	3,594	3,115
Operating lease liabilities	1,196	1,124
Other long-term liabilities	230	188
Total liabilities	23,090	20,898
Common stock—$0.01 par value, 500,000,000 shares authorized, 115,445,488 and 61,990,795 shares issued and outstanding, respectively, at September 30, 2026 and 115,354,590 and 63,095,970 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	2,846	2,769
Retained earnings	17,676	15,843
Treasury stock at cost—53,454,693 and 52,258,620 shares at September 30, 2026 and December 31, 2025, respectively	(10,531)	(9,396)
Accumulated other comprehensive loss	(297)	(249)
Total stockholders’ equity	9,695	8,968
Total liabilities and stockholders’ equity	$32,785	$29,866
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Equipment rentals	$4,316	$3,665	$11,584	$10,225
Sales of rental equipment	348	333	1,028	1,027
Sales of new equipment	84	95	254	240
Contractor supplies sales	47	43	131	120
Service and other revenues	98	93	291	279
Total revenues	4,893	4,229	13,288	11,891
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,760	1,530	4,896	4,351
Depreciation of rental equipment	742	684	2,127	1,972
Cost of rental equipment sales	192	186	558	567
Cost of new equipment sales	66	75	204	192
Cost of contractor supplies sales	29	32	87	86
Cost of service and other revenues	58	57	169	169
Total cost of revenues	2,847	2,564	8,041	7,337
Gross profit	2,046	1,665	5,247	4,554
Selling, general and administrative expenses	511	442	1,424	1,301
Restructuring charge	15	—	66	1
Non-rental depreciation and amortization	111	109	341	331
Operating income	1,409	1,114	3,416	2,921
Interest expense, net	184	178	538	533
Other income, net	(6)	(1)	(61)	(76)
Income before provision for income taxes	1,231	937	2,939	2,464
Provision for income taxes	311	236	735	623
Net income	$920	$701	$2,204	$1,841
Basic earnings per share	$14.79	$10.93	$35.24	$28.42
Diluted earnings per share	$14.77	$10.91	$35.19	$28.37

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$920	$701	$2,204	$1,841
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(29)	(51)	122
Fixed price diesel swaps	3	—	3	—
Other comprehensive income (loss) (1)	10	(29)	(48)	122
Comprehensive income	$930	$672	$2,156	$1,963
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

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Three Months Ended September 30, 2026
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2026	62	$1	$2,803	$16,879	53	$(10,152)	$(307)
Net income				920
Dividends declared (4)				(123)
Foreign currency translation adjustments							7
Fixed price diesel swaps							3
Stock compensation expense, net	—		43
Tax withholding for share-based compensation	—		—
Repurchase of common stock	—				—	(379)
Balance at September 30, 2026	62	$1	$2,846	$17,676	53	$(10,531)	$(297)

	Three Months Ended September 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at June 30, 2025	64	$1	$2,721	$14,718	51	$(8,151)	$(254)
Net income				701
Dividends declared (4)				(115)
Foreign currency translation adjustments							(29)
Stock compensation expense, net	—		32
Tax withholding for share-based compensation	—		(2)
Repurchase of common stock	(1)				1	(622)
Balance at September 30, 2025	64	$1	$2,751	$15,304	52	$(8,773)	$(283)

	Nine Months Ended September 30, 2026
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2025	63	$1	$2,769	$15,843	52	$(9,396)	$(249)
Net income				2,204
Dividends declared (4)				(371)
Foreign currency translation adjustments							(51)
Fixed price diesel swaps							3
Stock compensation expense, net (5)	—		125
Tax withholding for share-based compensation	—		(48)
Repurchase of common stock	(1)				1	(1,135)
Balance at September 30, 2026	62	$1	$2,846	$17,676	53	$(10,531)	$(297)

	Nine Months Ended September 30, 2025
	Common Stock				Treasury Stock
	Number of Shares (1) (2)	Amount	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount	Accumulated Other Comprehensive Loss (3)
Balance at December 31, 2024	65	$1	$2,691	$13,813	50	$(7,478)	$(405)
Net income				1,841
Dividends declared (4)				(350)
Foreign currency translation adjustments							122
Stock compensation expense, net	—		102
Tax withholding for share-based compensation	—		(42)
Repurchase of common stock	(2)				2	(1,295)
Balance at September 30, 2025	64	$1	$2,751	$15,304	52	$(8,773)	$(283)

(1)Common stock outstanding decreased by approximately two million net shares during the year ended December 31, 2025.
(2)Amounts may not foot due to rounding.
(3)The Accumulated Other Comprehensive Loss balance primarily reflects foreign currency translation adjustments.
(4)We declared dividends of $1.97 and $1.79 per share during the three months ended September 30, 2026 and 2025, respectively, and $5.91 and $5.37 per share during the nine months ended September 30, 2026 and 2025, respectively.
(5)Includes net stock compensation expense as reported as a separate component in our condensed consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” as reported in our condensed consolidated statements of cash flows.
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$2,204	$1,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,468	2,303
Amortization of deferred financing costs and original issue discounts	13	11
Gain on sales of rental equipment	(470)	(460)
Gain on sales of non-rental equipment	(10)	(15)
Gain on sale of business (1)	(53)	—
Insurance proceeds from damaged equipment	(34)	(36)
Stock compensation expense, net	122	102
Restructuring charge	66	1
Debt related activity (2)	—	15
Increase in deferred taxes	488	259
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(568)	(208)
Increase in inventory	(71)	(33)
Decrease (increase) in prepaid expenses and other assets	16	(202)
Increase in accounts payable	507	338
Increase in accrued expenses and other liabilities	256	18
Net cash provided by operating activities	4,934	3,934
Cash Flows From Investing Activities:
Payments for purchases of rental equipment	(4,339)	(3,576)
Payments for purchases of non-rental equipment and intangible assets	(280)	(273)
Proceeds from sales of rental equipment	1,028	1,027
Proceeds from sales of non-rental equipment	44	44
Insurance proceeds from damaged equipment	34	36
Purchases of other companies, net of cash acquired	(527)	(22)
Proceeds from sale of business (1)	92	—
Purchases of investments	(4)	(2)
Proceeds from sales of investments	3	—
Net cash used in investing activities	(3,949)	(2,766)
Cash Flows From Financing Activities:
Proceeds from debt	7,391	7,467
Payments of debt	(7,094)	(6,862)
Payment of contingent consideration	(18)	(23)
Common stock repurchased, including tax withholdings for share-based compensation	(1,191)	(1,338)
Payments of financing and other debt related costs (2)	(1)	(23)
Dividends paid	(371)	(350)
Net cash used in financing activities	(1,284)	(1,129)
Effect of foreign exchange rates	(7)	16
Net (decrease) increase in cash and cash equivalents	(306)	55
Cash and cash equivalents at beginning of period	459	457
Cash and cash equivalents at end of period	$153	$512
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$228	$574
Cash paid for interest	541	566

(1)See note 3 to the condensed consolidated financial statements for a discussion of the gain on sale of business.
(2)The amounts for the nine months ended September 30, 2025 primarily reflect bridge financing fees associated with the terminated acquisition of H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”) discussed below.
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

Nature of goods and services

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended September 30,
		2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$3,316	$—	$3,316	$2,937	$—	$2,937
Re-rent revenue	129	—	129	73	—	73
Ancillary and other rental revenues:
Delivery and pick-up	—	376	376	—	313	313
Other	380	115	495	281	61	342
Total ancillary and other rental revenues	380	491	871	281	374	655
Total equipment rentals	3,825	491	4,316	3,291	374	3,665
Sales of rental equipment	—	348	348	—	333	333
Sales of new equipment	—	84	84	—	95	95
Contractor supplies sales	—	47	47	—	43	43
Service and other revenues	—	98	98	—	93	93
Total revenues	$3,825	$1,068	$4,893	$3,291	$938	$4,229

	Nine Months Ended September 30,
		2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Owned equipment rentals	$8,992	$—	$8,992	$8,204	$—	$8,204
Re-rent revenue	295	—	295	196	—	196
Ancillary and other rental revenues:
Delivery and pick-up	—	991	991	—	859	859
Other	1,010	296	1,306	788	178	966
Total ancillary and other rental revenues	1,010	1,287	2,297	788	1,037	1,825
Total equipment rentals	10,297	1,287	11,584	9,188	1,037	10,225
Sales of rental equipment	—	1,028	1,028	—	1,027	1,027
Sales of new equipment	—	254	254	—	240	240
Contractor supplies sales	—	131	131	—	120	120
Service and other revenues	—	291	291	—	279	279
Total revenues	$10,297	$2,991	$13,288	$9,188	$2,703	$11,891
Revenues by reportable segment are presented in note 3 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of income. The majority of our revenue is recognized in our general rentals segment and in the U.S. (for the nine months ended September 30, 2026, 65 percent and 91 percent, respectively). We believe that the disaggregation of our revenue from contracts to customers as reflected above, coupled with the further discussion below and the reportable segment disclosures in note 3, depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Lease revenues (Topic 842)
The accounting for the types of revenue that are accounted for under Topic 842 is discussed below.
Owned equipment rentals represent our most significant revenue type (they accounted for 68 percent of total revenues for the nine months ended September 30, 2026) and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Our lease revenues do not include material amounts of variable payments.

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
We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue (associated with both Topic 842 and Topic 606) of $243 and $175 as of September 30, 2026 and December 31, 2025, respectively.
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
Receivables and contract assets and liabilities

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

As reflected above, most of our equipment rental revenue is accounted for under Topic 842 (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2026). The customers that are responsible for the remaining revenue that is accounted for under Topic 606 are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowance for credit losses address receivables arising from revenues from both Topic 606 and Topic 842.
Concentration of credit risk with respect to our receivables is limited because a large number of geographically diverse customers makes up our customer base. Our largest customer accounted for one percent or less of total revenues for the nine months ended September 30, 2026 and for each of the last three full years. Our customer with the largest receivable balance represented approximately two percent of total receivables at September 30, 2026 and December 31, 2025. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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
The measurement of expected credit losses is based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. Trade receivables are the only material financial asset we have that is subject to the requirement to measure expected credit losses as noted above, as this requirement does not apply to receivables arising from operating lease revenues. Substantially all of our non-lease trade receivables are due in one year or less. As discussed above, most of our equipment rental revenue is accounted for as lease revenue (such revenue represented 77 percent of our total revenues for the nine months ended September 30, 2026, and these revenues account for corresponding portions of the $3.096 billion of net accounts receivable and the associated allowance for credit losses of $185 as of September 30, 2026).
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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning balance	$175	$183	$180	$186
Charged to costs and expenses (1)	4	5	13	11
Charged to revenue (2)	19	13	42	41
Deductions and other (3)	(13)	(21)	(50)	(58)
Ending balance	$185	$180	$185	$180
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
We do not have material contract assets, or impairment losses associated therewith, or material contract liabilities, associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

customers in excess of recognizable revenue. We did not recognize material revenue during the three or nine months ended September 30, 2026 or 2025 that was included in the contract liability balance as of the beginning of such periods.

Performance obligations
Most of our Topic 606 revenue is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and the amounts of such revenue recognized during the three and nine months ended September 30, 2026 and 2025 were not material. We also do not expect to recognize material revenue in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026.

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$2,612	$1,704	$4,316	$2,400	$1,265	$3,665
Sales of rental equipment	305	43	348	274	59	333
Sales of new equipment	35	49	84	45	50	95
Contractor supplies sales	24	23	47	23	20	43
Service and other revenues	89	9	98	84	9	93
Total revenue (1)	3,065	1,828	4,893	2,826	1,403	4,229
Equipment rentals gross profit (see calculation below)	1,003	811	1,814	881	570	1,451
Equipment rentals gross margin	38.4%	47.6%	42.0%	36.7%	45.1%	39.6%
Calculation of equipment rentals gross profit:
Equipment rentals	2,612	1,704	4,316	2,400	1,265	3,665
Less:
Depreciation of rental equipment	(537)	(205)	(742)	(512)	(172)	(684)
Significant/all other rental expenses (2):
Labor and benefits (3)	(441)	(152)	(593)	(416)	(134)	(550)
Repairs and maintenance	(236)	(74)	(310)	(228)	(66)	(294)
Delivery	(143)	(163)	(306)	(141)	(133)	(274)
All other rental expenses (2)	(252)	(299)	(551)	(222)	(190)	(412)
Equipment rentals gross profit	1,003	811	1,814	881	570	1,451
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			232			214
Selling, general and administrative expenses			(511)			(442)
Restructuring charge (4)			(15)			—
Non-rental depreciation and amortization			(111)			(109)
Interest expense, net			(184)			(178)
Other income, net			6			1
Income before provision for income taxes			$1,231			$937

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Equipment rentals	$7,259	$4,325	$11,584	$6,767	$3,458	$10,225
Sales of rental equipment	890	138	1,028	876	151	1,027
Sales of new equipment	122	132	254	137	103	240
Contractor supplies sales	70	61	131	65	55	120
Service and other revenues	262	29	291	252	27	279
Total revenue (1)	8,603	4,685	13,288	8,097	3,794	11,891
Equipment rentals gross profit (see calculation below)	2,621	1,940	4,561	2,356	1,546	3,902
Equipment rentals gross margin	36.1%	44.9%	39.4%	34.8%	44.7%	38.2%
Capital expenditures (5)	3,730	1,296	5,026	3,049	984	4,033
Calculation of equipment rentals gross profit:
Equipment rentals	7,259	4,325	11,584	6,767	3,458	10,225
Less:
Depreciation of rental equipment	(1,557)	(570)	(2,127)	(1,497)	(475)	(1,972)
Significant/all other rental expenses (2):
Labor and benefits (3)	(1,296)	(435)	(1,731)	(1,237)	(382)	(1,619)
Repairs and maintenance	(658)	(200)	(858)	(630)	(178)	(808)
Delivery	(387)	(420)	(807)	(384)	(348)	(732)
All other rental expenses (2)	(740)	(760)	(1,500)	(663)	(529)	(1,192)
Equipment rentals gross profit	2,621	1,940	4,561	2,356	1,546	3,902
Reconciliation of equipment rentals gross profit to income before provision for income taxes:
Gross profit from other lines of business			686			652
Selling, general and administrative expenses			(1,424)			(1,301)
Restructuring charge (4)			(66)			(1)
Non-rental depreciation and amortization			(341)			(331)
Interest expense, net			(538)			(533)
Other income, net (6)			61			76
Income before provision for income taxes			$2,939			$2,464
	September 30, 2026			December 31, 2025
	General rentals	Specialty	Total	General rentals	Specialty	Total
Total assets	$23,410	$9,375	$32,785	$21,787	$8,079	$29,866
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
(5)The condensed consolidated statements of cash flows include the payments for capital expenditures, while the table above reflects the gross capital expenditures. Accounts payable included $524 and $117 as of September 30, 2026 and December 31, 2025, respectively, and $261 and $77 as of September 30, 2025 and December 31, 2024, respectively, of amounts due but unpaid for purchases of rental equipment.
(6)The nine months ended September 30, 2026 include a gain of $53 primarily associated with the sale of part of our scaffolding business. This gain was primarily recognized in other income, net. In January 2025, we announced that we had signed a merger agreement to acquire H&E. In February 2025, the merger agreement was terminated. Other income, net for the nine months ended September 30, 2025 includes a break-up fee of $64 that we received following the termination of the H&E merger agreement.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

4. Restructuring Charges
Restructuring charges primarily include severance costs associated with headcount reductions, as well as branch closure charges. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $450.
Closed Restructuring Programs
Our closed restructuring programs were generally initiated either in recognition of a challenging economic environment or following the completion of certain significant acquisitions. As of September 30, 2026, the total liability associated with the closed restructuring programs was $11.
2026 Cost Savings Restructuring Program
In the fourth quarter of 2025, we initiated a restructuring program (the “2026 Cost Savings Restructuring Program”) associated with the consolidation of certain common functions and certain other cost reduction measures. We first incurred costs, primarily comprised of severance and branch closure costs, under this program in 2026. The program is expected to be completed in 2026, and we expect that total costs under the program will not exceed $75 (inclusive of the $65 recognized through September 30, 2026 as reflected in the table below).
The table below provides certain information concerning restructuring activity under the 2026 Cost Savings Restructuring Program during the nine months ended September 30, 2026:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Branch closure charges (2)	$—	$38	$(13)	$25
Severance and other	—	27	(24)	3
Total	$—	$65	$(37)	$28
________________

(1)    Reflected in our condensed consolidated statements of income as “Restructuring charge” (such charge also includes activity under our closed restructuring programs). The restructuring charges are not allocated to our segments. A s we first incurred costs under the 2026 Cost Savings Restructuring Program in 2026, the amounts above reflect the cumulative charges recognized through September 30, 2026.
(2)    Branch closure charges primarily reflect impairments of right-of-use assets associated with real estate leased under operating leases.

5. Fair Value Measurements
As of September 30, 2026 and December 31, 2025, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.
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

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our variable rate debt facilities and finance leases approximated their book values as of September 30, 2026 and December 31, 2025. The estimated fair values of our other financial instruments, all of which are categorized in Level 1 of the fair value hierarchy, as of September 30, 2026 and December 31, 2025 have been calculated based upon available market information, and were as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$9,826	$9,453	$9,819	$9,863
6. Debt
Debt, net of unamortized original issue discounts or premiums, and unamortized debt issuance costs, consists of the following:

	September 30, 2026	December 31, 2025
Accounts receivable securitization facility expiring 2027 (1) (2)	$1,473	$1,459
$4.5 billion ABL facility expiring 2030 (1)	2,033	1,645
Term loan facility expiring 2031 (1)	969	975
3 7/8 percent Senior Secured Notes due 2027	749	748
4 7/8 percent Senior Notes due 2028 (3)	1,670	1,669
6 percent Senior Secured Notes due 2029	1,493	1,492
5 1/4 percent Senior Notes due 2030	747	747
4 percent Senior Notes due 2030	747	746
3 7/8 percent Senior Notes due 2031	1,095	1,094
3 3/4 percent Senior Notes due 2032	746	746
5 3/8 percent Senior Notes due 2033	1,487	1,486
6 1/8 percent Senior Notes due 2034	1,092	1,091
Finance leases	370	331
Total debt	14,671	14,229
Less short-term portion (4)	(1,607)	(1,577)
Total long-term debt	$13,064	$12,652
 ___________________

(1)The table below presents financial information associated with our variable rate indebtedness as of and for the nine months ended September 30, 2026. We have borrowed the full available amount under the term loan facility. The principal obligation under the term loan facility is required to be repaid in quarterly installments in an aggregate amount equal to 1.0 percent per annum, with the balance due at the maturity of the facility. The average amount of debt outstanding under the term loan facility decreases slightly each quarter due to the requirement to repay a portion of the principal obligation.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	ABL facility	Accounts receivable securitization facility	Term loan facility
Borrowing capacity, net of letters of credit	$2,436	$26	$—
Letters of credit	21
Interest rate at September 30, 2026	4.9%	4.8%	5.4%
Average month-end principal amount of debt outstanding	1,546	1,472	979
Weighted-average interest rate on average debt outstanding	4.7%	4.7%	5.2%
Maximum month-end principal amount of debt outstanding	2,043	1,500	983
(2)In June 2026, the accounts receivable securitization facility was amended, primarily to extend the maturity date to June 18, 2027. The facility may be extended on a 364-day basis by mutual agreement with the purchasers under the facility. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves and other deductions, exceeds the outstanding loans. As of September 30, 2026, there were $1.973 billion of receivables, net of applicable reserves and other deductions, in the collateral pool.
(3)URNA separately issued 4 7/8 percent Senior Notes in August 2017 and in September 2017. Following the issuances, URNA consummated an exchange offer pursuant to which most of the 4 7/8 percent Senior Notes issued in September 2017 were exchanged for additional notes fungible with the 4 7/8 percent Senior Notes issued in August 2017. As of September 30, 2026, the total above is comprised of two separate 4 7/8 percent Senior Notes, one with a book value of $1.666 billion and one with a book value of $4.
(4)Short-term debt primarily reflects borrowings under the accounts receivable securitization facility and the short-term portion of our finance leases.
Loan Covenants and Compliance
As of September 30, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$920	$701	2,204	1,841
Denominator:
Denominator for basic earnings per share—weighted-average common shares	62,164	64,159	62,546	64,792
Effect of dilutive securities:
Employee stock options	—	1	1	1
Restricted stock units	99	116	93	96
Denominator for diluted earnings per share—adjusted weighted-average common shares	62,263	64,276	62,640	64,889
Basic earnings per share	$14.79	$10.93	$35.24	$28.42
Diluted earnings per share	$14.77	$10.91	$35.19	$28.37

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. Our operations can also be impacted by geopolitical risks, including risks related to international conflicts. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our debt instruments have fluctuated in recent years (the weighted average interest rates on our variable debt instruments were 1.4 percent in 2021, 6.3 percent in 2024, 5.4 percent in 2025 and 4.8 percent for the nine months ended September 30, 2026). Interest rates on our indebtedness that bears interest at fixed rates have similarly fluctuated in recent years (for example, in December 2025, United Rentals (North America), Inc. (“URNA”) issued $1.5 billion principal amount of senior unsecured notes at a 5 3/8 percent interest rate, while URNA's issuance in August 2021 of $750 principal amount of senior unsecured notes was at a 3 3/4 percent interest rate). We have experienced and are continuing to experience inflationary pressures. A portion of inflationary cost increases is passed on to customers. The most significant cost increases that are passed on to customers are for fuel and delivery, and there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs, interest rate fluctuations and international conflicts may be significant in the future.
We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 1,795 rental locations. We primarily operate in the United States and Canada, and have a smaller presence in Europe, Australia and New Zealand. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $24.8 billion, and a North American branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the U.S. Our size also gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer our equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 87 percent of total revenues for the nine months ended September 30, 2026.
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
Financial Overview
Prior to taking actions pertaining to our financial flexibility and liquidity, we assess our available sources and anticipated uses of cash, including, with respect to sources, cash generated from operations and from the sale of rental equipment. As reflected below (see “Liquidity and Capital Resources” for our current credit ratings), our credit ratings recently changed, with Moody’s changing our outlook to positive and Standard & Poor’s upgrading our rating to BBB-/stable. As of September 30, 2026, we had available liquidity of $2.615 billion, comprised of cash and cash equivalents, and availability under the ABL and accounts receivable securitization facilities.
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and share repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $775 under the $5.0 billion program through September 30, 2026. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 of share repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $10 year-to-date through September 30, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026).
During the nine months ended September 30, 2026 and 2025, we paid dividends of $371 ($5.91 per share) and $350 ($5.37 per share), respectively. On October 21, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on November 25, 2026 to stockholders of record on November 11, 2026.
Gain on Sale of Business. The nine months ended September 30, 2026 include a gain of $53 primarily associated with the sale of part of our scaffolding business. The impact of the gain was an after-tax benefit of $39, or $0.63 per diluted share, to net income and a $53 benefit to adjusted EBITDA (as defined below).
Merger Termination Benefit. In January 2025, we announced that we had signed a merger agreement to acquire H&E Equipment Services, Inc. d/b/a H&E Rentals (“H&E”). In February 2025, following the termination of that merger agreement, we received a break-up fee of $64. Our results for the nine months ended September 30, 2025 include a net $39 merger termination benefit, which reflects this break-up fee, net of related transaction costs. The net merger termination benefit was comprised of $12 of professional fees recorded in selling, general and administrative ("SG&A") expenses, $13 of bridge financing fees recorded in interest expense, net, and the break-up fee of $64 recorded in other income, net. For the nine months ended September 30, 2025, the impact of the merger termination was a $29 after-tax benefit, or $0.45 per diluted share, to net income and a $52 benefit to adjusted EBITDA (as defined below).
Net income. Net income and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$920	$701	$2,204	$1,841
Diluted earnings per share	$14.77	$10.91	$35.19	$28.37
Net income and diluted earnings per share for the nine months ended September 30, 2026 include the impact of the gain primarily associated with the sale of part of our scaffolding business that is discussed above. The impact of the gain on sale of business for the nine months ended September 30, 2026 was a net after-tax benefit of $39, or $0.63 per diluted share. Net income and diluted earnings per share for the nine months ended September 30, 2025 include the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the nine months ended September 30, 2025 was a net after-tax benefit of $29, or $0.45 per diluted share. Net income and diluted earnings per share include the after-tax impacts of the items below. The tax rates applied to the items below reflect the statutory rates in the applicable entities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Tax rate applied to items below	25.2%		25.2%		25.1%		25.2%
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
Merger related intangible asset amortization (1)	$(22)	$(0.37)	$(29)	$(0.45)	$(73)	$(1.17)	$(94)	$(1.46)
Impact on depreciation related to acquired fleet and property and equipment (2)	(11)	(0.18)	(17)	(0.27)	(41)	(0.66)	(55)	(0.85)
Impact of the fair value mark-up of acquired fleet (3)	(3)	(0.05)	(4)	(0.07)	(9)	(0.15)	(18)	(0.28)
Restructuring charge (4)	(12)	(0.18)	1	0.01	(50)	(0.79)	—	(0.01)
Asset impairment charge (5)	—	—	—	—	(1)	(0.02)	(2)	(0.03)
Debt related losses	—	—	(1)	(0.01)	—	—	(1)	(0.01)

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
Adjusted EBITDA for the nine months ended September 30, 2026 includes the impact of the gain primarily associated with the sale of part of our scaffolding business that is discussed above. The impact of the gain on sale of business for the nine months ended September 30, 2026 was a net after-tax benefit of $39 to net income and a $53 benefit to adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2025 includes the impact of the H&E merger termination benefit discussed above. The impact of the merger termination for the nine months ended September 30, 2025 was a net after-tax benefit of $29 to net income and a $52 benefit to adjusted EBITDA.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$920	$701	$2,204	$1,841
Provision for income taxes	311	236	735	623
Interest expense, net	184	178	538	533
Depreciation of rental equipment	742	684	2,127	1,972
Non-rental depreciation and amortization	111	109	341	331
EBITDA	$2,268	$1,908	$5,945	$5,300
Restructuring charge (1)	15	—	66	1
Stock compensation expense, net (2)	43	32	122	102
Impact of the fair value mark-up of acquired fleet (3)	5	6	13	24
Adjusted EBITDA	$2,331	$1,946	$6,146	$5,427
Net income margin	18.8%	16.6%	16.6%	15.5%
Adjusted EBITDA margin	47.6%	46.0%	46.3%	45.6%
The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$4,934	$3,934
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(13)	(11)
Gain on sales of rental equipment	470	460
Gain on sales of non-rental equipment	10	15
Gain on sale of business (4)	53	—
Insurance proceeds from damaged equipment	34	36
Restructuring charge (1)	(66)	(1)
Stock compensation expense, net (2)	(122)	(102)
Debt related activity (5)	—	(15)
Changes in assets and liabilities	(124)	(156)
Cash paid for interest	541	566
Cash paid for income taxes, net	228	574
EBITDA	$5,945	$5,300
Add back:
Restructuring charge (1)	66	1
Stock compensation expense, net (2)	122	102
Impact of the fair value mark-up of acquired fleet (3)	13	24
Adjusted EBITDA	$6,146	$5,427
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
(4)See above for a discussion of the gain primarily associated with the sale of part of our scaffolding business.
(5)The amount for the nine months ended September 30, 2025 primarily reflects bridge financing fees associated with the terminated H&E acquisition discussed above.
For the three months ended September 30, 2026, net income increased $219, or 31.2 percent, to $920, and net income margin increased 220 basis points to 18.8 percent, primarily due to increased gross margin from equipment rentals. The net income margin impact of higher income tax expense as a percentage of revenue and increased restructuring charges associated with the restructuring program discussed in note 4 to the condensed consolidated financial statements was offset by reductions in net interest expense and non-rental depreciation and amortization as a percentage of revenue. The increase in gross margin from equipment rentals primarily reflected, for both the general rentals and specialty rentals segments, the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, as explained below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the nine months ended September 30, 2026, net income increased $363, or 19.7 percent, to $2.204 billion, and net income margin increased 110 basis points to 16.6 percent. The nine months ended September 30, 2026 included the $39 after-tax gain primarily associated with the sale of part of our scaffolding business, and the nine months ended September 30, 2025 included the net after-tax H&E merger termination benefit of $29, both of which are discussed above. The 2026 gain on sale of business and the 2025 merger termination benefit had offsetting impacts on the year-over-year net income margin variance, and the year-over-year net income margin increase of 110 basis points primarily reflected 1) increased gross margin from equipment rentals and 2) reductions in SG&A expenses and interest expense as a percentage of revenue, partially offset by 3) $66 of restructuring charges incurred in the nine months ended September 30, 2026, primarily under the restructuring program that was initiated in the fourth quarter of 2025. The increase in gross margin from equipment rentals primarily reflected, for both the general rentals and specialty rentals segments, the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, as explained below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). The restructuring charges are discussed in note 4 to the condensed consolidated financial statements. See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the three months ended September 30, 2026, adjusted EBITDA increased $385, or 19.8 percent, to $2.331 billion, and adjusted EBITDA margin increased 160 basis points to 47.6 percent, primarily reflecting increased gross margin from equipment rentals (excluding depreciation and stock compensation expense), a reduction in SG&A expenses as a percentage of revenue, and an increase in the proportion of revenue from equipment rentals (which produce the highest margins on the adjusted EBITDA basis). The increase in gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflected, for both the general rentals and specialty rentals segments, the impact of efficiencies in labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, as explained below (see “Results of Operations-Segment Equipment Rentals Gross Profit”). See “Results of Operations" for further discussion of the significant items impacting our operating results.
For the nine months ended September 30, 2026, adjusted EBITDA increased $719, or 13.2 percent, to $6.146 billion, and adjusted EBITDA margin increased 70 basis points to 46.3 percent. The nine months ended September 30, 2026 included the impact of the $53 gain primarily associated with the sale of part of our scaffolding business, and the nine months ended September 30, 2025 included the net H&E merger termination benefit of $52, both of which are discussed above. The 2026 gain on sale of business and the 2025 merger termination benefit had offsetting impacts on the year-over-year adjusted EBITDA margin variance, and the year-over-year adjusted EBITDA margin increase of 70 basis points primarily reflected increased gross margin from equipment rentals (excluding depreciation and stock compensation expense), a reduction in SG&A expenses as a percentage of revenue, and an increase in the proportion of revenue from equipment rentals (which produce the highest margins on the adjusted EBITDA basis). The increase in gross margin from equipment rentals (excluding depreciation and stock compensation expense) primarily reflected, for both the general rentals and specialty rentals segments, the impact of efficiencies in labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues, as explained below (see “Results of Operations-

Segment Equipment Rentals Gross Profit”). See “Results of Operations" for further discussion of the significant items impacting our operating results.
Revenues are noted below. Fleet productivity is a comprehensive metric that provides insight into the decisions made by our managers in support of equipment rental growth and returns. Specifically, we seek to optimize the interplay of rental rates, time utilization and mix to drive rental revenue. Fleet productivity aggregates, in one metric, the impact of changes in rates, utilization and mix on owned equipment rental revenue. We believe that this metric is useful in assessing the effectiveness of our decisions on rates, time utilization and mix, particularly as they support the creation of shareholder value. The table below includes the components of the year-over-year change in rental revenue using the fleet productivity methodology.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Equipment rentals*	$4,316	$3,665	17.8%	$11,584	$10,225	13.3%
Sales of rental equipment	348	333	4.5%	1,028	1,027	0.1%
Sales of new equipment	84	95	(11.6)%	254	240	5.8%
Contractor supplies sales	47	43	9.3%	131	120	9.2%
Service and other revenues	98	93	5.4%	291	279	4.3%
Total revenues	$4,893	$4,229	15.7%	$13,288	$11,891	11.7%
*Equipment rentals variance components:
Year-over-year change in average OEC			7.9%			6.9%
Assumed year-over-year inflation impact (1)			(1.5)%			(1.5)%
Fleet productivity (2)			6.5%			4.2%
Contribution from ancillary and re-rent revenue (3)			4.9%			3.7%
Total change in equipment rentals			17.8%			13.3%
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
For the three months ended September 30, 2026, total revenues of $4.893 billion increased 15.7 percent compared with 2025. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the three months ended September 30, 2026). Equipment rentals increased $651, or 17.8 percent, primarily due to a 7.9 percent increase in average OEC, strong demand as reflected in a 6.5 percent increase in fleet productivity, and a 4.9 percent contribution from ancillary and re-rent revenue. Sales of rental equipment did not change significantly year-over-year.
For the nine months ended September 30, 2026, total revenues of $13.288 billion increased 11.7 percent compared with 2025. Equipment rentals and sales of rental equipment are our largest revenue types (together, they accounted for 95 percent of total revenue for the nine months ended September 30, 2026). Equipment rentals increased $1.359 billion, or 13.3 percent, primarily due to a 6.9 percent increase in average OEC, strong demand as reflected in a 4.2 percent increase in fleet productivity, and a 3.7 percent contribution from ancillary and re-rent revenue. Sales of rental equipment did not change significantly year-over-year.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our four geographic divisions—Central, Northeast, Southeast and West—into our general rentals reporting segment. Historically, there have occasionally been variances in the levels of equipment rentals gross margins achieved by these divisions, though such variances have generally been small (close to or less than 10 percent, measured versus the equipment rentals gross margins of the aggregated general rentals' divisions). For the five year period ended September 30, 2026, there was no general rentals' division with an equipment rentals gross margin that differed materially from the equipment rentals gross margin of the aggregated general rentals' divisions. The rental industry is cyclical, and there historically have occasionally been divisions with equipment rentals gross margins that varied by greater than 10 percent from the equipment rentals gross margins of the aggregated general rentals' divisions, though the specific divisions with margin variances of over 10 percent have fluctuated, and such variances have generally not exceeded 10 percent by a significant amount. We monitor the margin variances and confirm margin similarity between divisions on a quarterly basis.
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
Revenues by segment were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2026
Equipment rentals	$2,612	$1,704	$4,316
Sales of rental equipment	305	43	348
Sales of new equipment	35	49	84
Contractor supplies sales	24	23	47
Service and other revenues	89	9	98
Total revenue	$3,065	$1,828	$4,893
Three Months Ended September 30, 2025
Equipment rentals	$2,400	$1,265	$3,665
Sales of rental equipment	274	59	333
Sales of new equipment	45	50	95
Contractor supplies sales	23	20	43
Service and other revenues	84	9	93
Total revenue	$2,826	$1,403	$4,229
Nine Months Ended September 30, 2026
Equipment rentals	$7,259	$4,325	$11,584
Sales of rental equipment	890	138	1,028
Sales of new equipment	122	132	254
Contractor supplies sales	70	61	131
Service and other revenues	262	29	291
Total revenue	$8,603	$4,685	$13,288
Nine Months Ended September 30, 2025
Equipment rentals	$6,767	$3,458	$10,225
Sales of rental equipment	876	151	1,027
Sales of new equipment	137	103	240
Contractor supplies sales	65	55	120
Service and other revenues	252	27	279
Total revenue	$8,097	$3,794	$11,891
Equipment rentals represented 88 percent of total revenues for the three months ended September 30, 2026. For the three months ended September 30, 2026, equipment rentals of $4.316 billion increased $651, or 17.8 percent, as compared to the same period in 2025, primarily due to a 7.9 percent increase in average OEC, strong demand as reflected in a 6.5 percent increase in fleet productivity, and a 4.9 percent contribution from ancillary and re-rent revenue.
For the three months ended September 30, 2026, equipment rentals represented 85 percent of total revenues for the general rentals segment. For the three months ended September 30, 2026, general rentals equipment rentals increased $212, or 8.8 percent, as compared to the same period in 2025, primarily reflecting increased average OEC, strong demand, and increased ancillary and re-rent revenues.
For the three months ended September 30, 2026, equipment rentals represented 93 percent of total revenues for the specialty segment. For the three months ended September 30, 2026, specialty equipment rentals increased $439, or 34.7 percent, as compared to the same period in 2025, primarily reflecting increased average OEC, strong demand, and increased ancillary and re-rent revenues.
For the nine months ended September 30, 2026, equipment rentals represented 87 percent of total revenues. For the nine months ended September 30, 2026, equipment rentals of $11.584 billion increased $1.359 billion, or 13.3 percent, as compared to the same period in 2025, primarily due to a 6.9 percent increase in average OEC, strong demand as reflected in a 4.2 percent increase in fleet productivity, and a 3.7 percent contribution from ancillary and re-rent revenue.
For the nine months ended September 30, 2026, equipment rentals represented 84 percent of total revenues for the general rentals segment. For the nine months ended September 30, 2026, general rentals equipment rentals increased $492, or

7.3 percent, as compared to the same period in 2025, primarily reflecting increased average OEC, strong demand, and increased ancillary and re-rent revenues.
For the nine months ended September 30, 2026, equipment rentals represented 92 percent of total revenues for the specialty segment. For the nine months ended September 30, 2026, specialty equipment rentals increased $867, or 25.1 percent, as compared to the same period in 2025, primarily reflecting increased average OEC, strong demand, and increased ancillary and re-rent revenues.
Sales of rental equipment. For the nine months ended September 30, 2026, sales of rental equipment represented approximately 8 percent of our total revenues. For the three and nine months ended September 30, 2026, sales of rental equipment did not change significantly year-over-year.
Sales of new equipment. For the nine months ended September 30, 2026, sales of new equipment represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2026, sales of new equipment did not change significantly year-over-year.
Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2026, contractor supplies sales represented approximately 1 percent of our total revenues. Contractor supplies sales for the three and nine months ended September 30, 2026 did not change significantly year-over-year.
Service and other revenues primarily represent our revenues earned from providing repair and maintenance services on our customers’ fleet (including parts sales). For the nine months ended September 30, 2026, service and other revenues represented approximately 2 percent of our total revenues. For the three and nine months ended September 30, 2026, service and other revenues did not change significantly year-over-year.
Segment Equipment Rentals Gross Profit
See note 3 to our condensed consolidated financial statements for additional information on segment performance. Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Specialty	Total
Three Months Ended September 30, 2026
Equipment Rentals Gross Profit	$1,003	$811	$1,814
Equipment Rentals Gross Margin	38.4%	47.6%	42.0%
Three Months Ended September 30, 2025
Equipment Rentals Gross Profit	$881	$570	$1,451
Equipment Rentals Gross Margin	36.7%	45.1%	39.6%
Nine Months Ended September 30, 2026
Equipment Rentals Gross Profit	$2,621	$1,940	$4,561
Equipment Rentals Gross Margin	36.1%	44.9%	39.4%
Nine Months Ended September 30, 2025
Equipment Rentals Gross Profit	$2,356	$1,546	$3,902
Equipment Rentals Gross Margin	34.8%	44.7%	38.2%
General rentals. For the three months ended September 30, 2026, equipment rentals gross profit increased by $122, and equipment rentals gross margin increased by 170 basis points, year-over-year. Gross margin increased primarily due to the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues.
For the nine months ended September 30, 2026, equipment rentals gross profit increased by $265, and equipment rentals gross margin increased by 130 basis points, year-over-year. Gross margin increased primarily due to the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues.
Specialty. For the three months ended September 30, 2026, equipment rentals gross profit increased by $241, and equipment rentals gross margin increased by 250 basis points, year-over-year. Gross margin increased primarily due to the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues.

For the nine months ended September 30, 2026, equipment rentals gross profit increased by $394, and equipment rentals gross margin increased by 20 basis points, year-over-year. Gross margin increased primarily due to the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Total gross margin	41.8%	39.4%	240 bps	39.5%	38.3%	120 bps
Equipment rentals	42.0%	39.6%	240 bps	39.4%	38.2%	120 bps
Sales of rental equipment	44.8%	44.1%	70 bps	45.7%	44.8%	90 bps
Sales of new equipment	21.4%	21.1%	30 bps	19.7%	20.0%	(30) bps
Contractor supplies sales	38.3%	25.6%	1,270 bps	33.6%	28.3%	530 bps
Service and other revenues	40.8%	38.7%	210 bps	41.9%	39.4%	250 bps
For the three months ended September 30, 2026, total gross margin increased 240 basis points from 2025. Equipment rentals gross margin increased 240 basis points from 2025, primarily reflecting the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues. Gross margin from sales of rental equipment did not change significantly year-over-year. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues do not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the three months ended September 30, 2026).
For the nine months ended September 30, 2026, total gross margin increased 120 basis points from 2025. Equipment rentals gross margin increased 120 basis points from 2025, primarily reflecting the impact of efficiencies in depreciation, labor and benefits, repairs and maintenance, and delivery expenses, partially offset by the impact of changes in revenue mix driven by growth in lower-margin ancillary and re-rent revenues. Gross margin from sales of rental equipment did not change significantly year-over-year. The gross margin fluctuations from sales of new equipment, contractor supplies sales and service and other revenues do not account for a significant portion of total gross profit (gross profit for these revenue types represented 4 percent of total gross profit for the nine months ended September 30, 2026).
Other costs/(income)
The table below includes the other costs/(income) in our condensed consolidated statements of income, as well as key associated metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative ("SG&A") expense	$511	$442	15.6%	$1,424	$1,301	9.5%
SG&A expense as a percentage of revenue	10.4%	10.5%	(10) bps	10.7%	10.9%	(20) bps
Restructuring charge	15	—	—%	66	1	6,500.0%
Non-rental depreciation and amortization	111	109	1.8%	341	331	3.0%
Interest expense, net	184	178	3.4%	538	533	0.9%
Other income, net	(6)	(1)	500.0%	(61)	(76)	(19.7)%
Provision for income taxes	311	236	31.8%	735	623	18.0%
Effective tax rate	25.3%	25.2%	10 bps	25.0%	25.3%	(30) bps
SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, management salaries, bad debt expense and clerical and administrative overhead. SG&A expense for the nine months ended September 30, 2025 included $12 of professional fees associated with the terminated H&E acquisition discussed above. Excluding the impact of the 2025 costs associated with the terminated H&E acquisition, SG&A expense for the nine months ended September 30, 2026 decreased year-over-year as a percentage of revenue primarily due to better fixed cost absorption on higher revenue.

The restructuring charges primarily reflect severance and branch closure charges associated with our restructuring programs. We incur severance costs and branch closure charges in the ordinary course of our business. We only include such costs that are part of a restructuring program as restructuring charges. The designated restructuring programs generally involve the closure of a large number of branches over a short period of time, often in periods following a major acquisition, and result in significant costs that we would not normally incur absent a major acquisition or other triggering event that results in the initiation of a restructuring program. The amounts above primarily reflect charges associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for additional detail on our restructuring programs). Since the first such program was initiated in 2008, we have completed seven restructuring programs and have incurred total restructuring charges of $450.
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
Interest expense, net for the three and nine months ended September 30, 2026 did not change significantly year-over-year, as the impact of decreased variable debt interest rates was offset by increased average debt. The weighted average interest rates on our variable debt instruments were 4.8 percent for both the three and nine months ended September 30, 2026, and 5.4 percent and 5.5 percent for the three and nine months ended September 30, 2025, respectively. Interest expense, net for the nine months ended September 30, 2025 included $13 of bridge financing fees associated with the terminated H&E acquisition discussed above.
Other income, net primarily includes (i) currency gains and losses, (ii) finance charges, (iii) gains and losses on sales of non-rental equipment and (iv) other miscellaneous items. Our results for the nine months ended September 30, 2026 include the gain of $53 primarily associated with the sale of part of our scaffolding business that is discussed above, and this gain was primarily recognized in other income, net. Other income, net for the nine months ended September 30, 2025 included $64 of income associated with the receipt of the break-up fee associated with the terminated H&E acquisition discussed above.
The effective tax rates for 2026 and 2025 differed from the federal statutory rate of 21 percent primarily due to the geographical mix of income between foreign and domestic operations, the impact of state and local taxes, stock compensation, and other deductible and nondeductible charges.
Balance sheet. Accounts receivable, net increased by $586, or 23.3 percent, from December 31, 2025 to September 30, 2026, primarily due to increased revenue. Rental equipment, net increased by $2.294 billion, or 14.3 percent, from December 31, 2025 to September 30, 2026, primarily due to capital expenditures, partially offset by the impact of equipment sales and depreciation. Accounts payable increased by $910, or 117.3 percent, from December 31, 2025 to September 30, 2026, primarily due to seasonal increases in capital expenditures and business activities. Accrued expenses and other liabilities increased by $247, or 16.8 percent, from December 31, 2025 to September 30, 2026, primarily due to higher bonus accruals associated with increased profitability, accruals associated with the restructuring program that was initiated in the fourth quarter of 2025 (see note 4 to the condensed consolidated financial statements for a discussion of this program), as well as increases in various other accruals generally reflecting normal fluctuations in business activities. Deferred taxes increased by $479, or 15.4 percent, from December 31, 2025 to September 30, 2026, primarily due to depreciation-related taxable temporary differences associated with fixed asset additions. See the condensed consolidated statements of cash flows for further information on changes in cash and cash equivalents, the condensed consolidated statements of stockholders’ equity for further information on changes in stockholders’ equity and note 6 to the condensed consolidated financial statements for further information on debt changes.

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
In April 2025, our Board of Directors authorized a $1.5 billion share repurchase program, which was increased to $2.0 billion following the enactment of new federal tax legislation in July 2025. This program was completed in the first quarter of 2026. In January 2026, our Board of Directors authorized a new $5.0 billion share repurchase program that has no expiration date, and share repurchases under this program began in March 2026, following completion of the prior $2.0 billion share repurchase program. We have repurchased $775 under the $5.0 billion program through September 30, 2026. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 of share repurchases made to complete the $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $10 year-to-date through September 30, 2026 (the total excise tax amount relates to both the current program and the prior program that was completed in the first quarter of 2026). Since 2012, we have repurchased a total of $10.531 billion (inclusive of excise taxes, which were first imposed in 2023) of Holdings' common stock under our share repurchase programs (comprised of ten programs that have ended, including the program that was completed in the first quarter of 2026, and the current program).
During the nine months ended September 30, 2026 and 2025, we paid dividends totaling $371 ($5.91 per share) and $350 ($5.37 per share), respectively. On October 21, 2026, our Board of Directors declared a quarterly dividend of $1.97 per share, payable on November 25, 2026 to stockholders of record on November 11, 2026.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment, and borrowings available under our ABL and accounts receivable securitization facilities. As of September 30, 2026, we had cash and cash equivalents of $153. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months. The table below presents financial information associated with our principal sources of cash as of and for the nine months ended September 30, 2026:

ABL facility:
Borrowing capacity, net of letters of credit	$2,436
Outstanding debt, net of debt issuance costs (1)	2,033
Interest rate at September 30, 2026	4.9%
Average month-end principal amount of debt outstanding (1)	1,546
Weighted-average interest rate on average debt outstanding	4.7%
Maximum month-end principal amount of debt outstanding (1)	2,043
Accounts receivable securitization facility:
Borrowing capacity	26
Outstanding debt, net of debt issuance costs	1,473
Interest rate at September 30, 2026	4.8%
Average month-end principal amount of debt outstanding	1,472
Weighted-average interest rate on average debt outstanding	4.7%
Maximum month-end principal amount of debt outstanding	1,500
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 19, 2026 were as follows:

	Corporate Rating	Outlook
Moody’s	Ba1	Positive
Standard & Poor’s	BBB-	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
Loan Covenants and Compliance. As of September 30, 2026, we were in compliance with the covenants and other provisions of the ABL, accounts receivable securitization and term loan facilities and the senior notes. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The only financial covenant that currently exists under the ABL facility is the fixed charge coverage ratio. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio covenant under the ABL facility will only apply in the future if specified availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility for five consecutive business days. When certain conditions are met, cash and cash equivalents and borrowing base collateral in excess of the ABL facility size may be included when calculating specified availability under the ABL facility. As of September 30, 2026, specified availability under the ABL facility exceeded the required threshold and, as a result, this financial covenant was inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. The accounts receivable securitization facility also requires us to comply with the fixed charge coverage ratio under the ABL facility, to the extent the ratio is applicable under the ABL facility.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
Sources and Uses of Cash. During the nine months ended September 30, 2026, we (i) generated cash from operating activities of $4.934 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.072 billion, (iii) received proceeds from the sale of part of our business (primarily our scaffolding business) of $92 and (iv) received cash from debt proceeds, net of payments, of $297. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $4.619 billion, (ii) purchase other companies for $527, (iii) purchase shares of our common stock for $1.191 billion and (iv) pay dividends of $371. Cash paid for income taxes, net decreased from $574 for the nine months ended September 30, 2025 to $228 for the nine months ended September 30, 2026, primarily due to the impact of federal tax legislation that was enacted in July 2025 (such tax legislation did not materially impact our effective tax rate). During the nine months ended September 30, 2025, we (i) generated cash from operating activities of $3.934 billion, (ii) generated cash from the sale of rental and non-rental equipment of $1.071 billion and (iii) received cash from debt proceeds, net of payments, of $605. We used cash during this period principally to (i) make payments for purchases of rental and non-rental equipment and intangible assets of $3.849 billion, (ii) purchase shares of our common stock for $1.338 billion and (iii) pay dividends of $350.
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

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$4,934	$3,934
Payments for purchases of rental equipment	(4,339)	(3,576)
Payments for purchases of non-rental equipment and intangible assets	(280)	(273)
Proceeds from sales of rental equipment	1,028	1,027
Proceeds from sales of non-rental equipment	44	44
Insurance proceeds from damaged equipment	34	36
Free cash flow	$1,421	$1,192
Free cash flow for the nine months ended September 30, 2026 increased by $229, or 19.2 percent, year-over-year, reflecting increased net cash provided by operating activities, partially offset by the impact of higher net payments for rental capital expenditures (payments for purchases of rental equipment less the proceeds from sales of rental equipment).
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
All of the existing guarantees by Holdings and the guarantor subsidiaries rank equally in right of payment with all of the guarantors' existing and future senior indebtedness. The secured indebtedness of Holdings and the guarantor subsidiaries (including guarantees of URNA’s existing and future secured indebtedness) will rank effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees of URNA’s indebtedness are effectively junior to any indebtedness of our subsidiaries that are not guarantors, including our foreign subsidiaries. As of September 30, 2026, the indebtedness, net of debt issuance costs, of our non-guarantors was comprised of (i) $1.473 billion of outstanding borrowings by the SPV in connection with the Company’s accounts receivable securitization facility, (ii) $158 of outstanding borrowings under the ABL facility by non-guarantor subsidiaries and (iii) $14 of finance leases of our non-guarantor subsidiaries.
Covenants in the agreements governing our ABL facility, term loan facility and certain other debt instruments impose limitations on our ability to make share repurchases and dividend payments, subject to important exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current total indebtedness leverage ratio (as defined in the applicable debt agreements) and usage of the ABL facility as of September 30, 2026, we met the criteria under the applicable debt agreements for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.
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
The summarized financial information of Holdings, URNA and the guarantor subsidiaries on a combined basis is as follows:

September 30, 2026
Current assets	$694
Long-term assets	26,129
Total assets	26,823
Current payable to non-guarantor subsidiaries	6
Other current liabilities	3,199
Total current liabilities	3,205
Long-term liabilities	17,530
Total liabilities	20,735
Nine Months Ended September 30, 2026
Total revenues	$12,136
Gross profit	4,850
Net income	1,955

Item 3.Quantitative and Qualitative Disclosures about Market Risk (dollars in millions, unless otherwise indicated)
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt and (ii) foreign currency exchange rate risk associated with our foreign operations.
Interest Rate Risk. As of September 30, 2026, we had an aggregate of $4.5 billion of indebtedness that bears interest at variable rates, comprised of borrowings under the ABL, accounts receivable securitization and term loan facilities. The amount of variable rate indebtedness outstanding under these facilities may fluctuate significantly. See note 6 to the condensed consolidated financial statements for the amounts outstanding, and the interest rates thereon, as of September 30, 2026 under these facilities. As of September 30, 2026, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $34 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2026, we had an aggregate of $10.2 billion of indebtedness that bears interest at fixed rates. A one percentage point decrease in market interest rates as of September 30, 2026 would increase the fair value of our fixed rate indebtedness by approximately 3 percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
Currency Exchange Risk. We primarily operate in the U.S. and Canada, and have a smaller presence in Europe, Australia and New Zealand. During the nine months ended September 30, 2026, our foreign subsidiaries accounted for $1.150 billion, or 9 percent, of our total revenue of $13.288 billion, and $145, or 5 percent, of our total pretax income of $2.939 billion. Based on the size of our foreign operations relative to the Company as a whole, we do not believe that a 10 percent change in exchange rates would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, we implemented a new accounting and general ledger (“GL”) system. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the GL system to maintain appropriate internal control over financial reporting during and after the system change.
Other than the changes associated with the implementation of the new GL system described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2026 to July 31, 2026	148,402	(1)	$1,071.90	148,328
August 1, 2026 to August 31, 2026	123,896	(1)	$1,106.43	123,811
September 1, 2026 to September 30, 2026	79,357	(1)	$1,004.08	78,689
Total	351,655		$1,068.76	350,828	$4,225,022,634
_________________
(1)In July 2026, August 2026 and September 2026, 74, 85 and 668 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any share repurchase plan or program.
(2)On January 28, 2026, our Board of Directors authorized a $5.0 billion share repurchase program that does not have an established expiration date. This program commenced in the first quarter of 2026, after completion of our prior $2.0 billion share repurchase program. We intend to complete $1.5 billion of total share repurchases in 2026, comprised of $1.15 billion of share repurchases under the $5.0 billion program and the $350 million of share repurchases made to complete the prior $2.0 billion program. A 1 percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The share repurchases above (as well as the total program sizes) do not include the excise tax, which totaled $10 million year-to-date through September 30, 2026 (the total excise tax amount relates to both programs discussed above).

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

UNITED RENTALS, INC.

Dated:	October 21, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 21, 2026	By:	/S/ ANDREW B. LIMOGES
Andrew B. Limoges Vice President, Controller and Principal Accounting Officer